Form 10QSB
period 1996-03-31
HEALTH & LEISURE INC /DE/
filed 1996-05-14
CIK 774657

                                                              Page 1 of 12 pages
                                                              (sequentially
                                                              numbered document)


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________

                                   FORM 10-Q SB
[x]               QUARTERLY REPORT PURSUANT TO Section 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:   March 31, 1996

                                       or

[ ]        TRANSITION REPORT PURSUANT TO Section 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the transition from __________ to__________



Commission File Number:  0-15807
                         -------

                             HEALTH & LEISURE, INC.
                             ----------------------
      (Exact name of Small Business Issuer as specified in its charter)

             Delaware                                 31-1190725
             --------                                 ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                  203 East Broad Street, Columbus, Ohio  43215
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (614) 228-2225
                                 --------------
                          (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
   -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01             17,325,427
- -----------------------------    ----------------------------
          (Class)                (Outstanding at May 8, 1996)

                                                              Page 2 of 12 pages


                            HEALTH & LEISURE, INC.

                               Table of Contents
                               -----------------

                                                                                                  Page #
                                                                                                  ------


PART I - FINANCIAL INFORMATION
         ---------------------

    Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1996
          and December 31, 1995                                                                    3 - 4

         Consolidated Statements of Operations for
          the three months ended March 31, 1996
          and 1995                                                                                   5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to March 31, 1996                                               6 - 7

         Consolidated Statements of Cash Flows for the
          three months ended March 31, 1996 and 1995                                                 8

         Notes to the Consolidated Financial Statements                                              9

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                                            10


PART II - OTHER INFORMATION
          -----------------

    Item 6.  Exhibits and Reports on Form 8-K                                                       11

             Signature Page                                                                         12

                                                              Page 3 of 12 pages


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements


                             HEALTH & LEISURE, INC.
                         (a development stage company)

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                      March 31,
                                                                        1996                    December 31,
                                                                     (Unaudited)                    1995
                                                                     -----------                ------------
Current Assets:

    Cash                                                               $    3,215                $    3,178
                                                                       ----------                ----------


Furniture and Fixtures, less
 accumulated depreciation                                                  -0-                       -0-
                                                                       ----------                ----------





Total Assets                                                           $    3,215                $    3,178
                                                                       ==========                ==========


                See notes to consolidated financial statements.

                                                              Page 4 of 12 pages



                                  LIABILITIES
                                  -----------

                                                                      March 31,
                                                                        1996                    December 31,
                                                                     (Unaudited)                    1995
                                                                     -----------                ------------
Current Liabilities:
    Accounts payable - trade                                          $    24,528               $    22,733
    Accrued officer wages                                                 276,000                   270,000
    Accrued interest - officer                                             48,250                    44,135
    Current portion of long-term debt                                      10,630                    12,000
                                                                       ----------                ----------
             Total current liabilities                                    359,408                   348,868
                                                                       ----------                ----------


Other Liabilities:
    Long-term debt, less current
     portion:
         Officer                                                          201,615                   205,615
         Bank                                                                                         2,149
                                                                       ----------                ----------
                                                                          201,615                   207,764
                                                                       ----------                ----------



                                                         SHAREHOLDERS' EQUITY (DEFICIT)
                                                         ------------------------------

Preferred Stock, $.01 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - none
Common Stock, $.01 par value:
    Authorized - 20,000,000 shares
    Issued and outstanding - 17,325,427
     shares                                                               173,254                   173,254
Additional Paid-In Capital                                              1,213,236                 1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                                            (1,944,298)               (1,939,944)
                                                                       ----------                ----------

         Total shareholders' equity
          (deficit)                                                      (557,808)                 (553,454)
                                                                       ----------                ----------


Total Liabilities and Shareholders'
    Equity (Deficit)                                                  $     3,215               $     3,178
                                                                       ==========                ==========





                See notes to consolidated financial statements.

                                                              Page 5 of 12 pages


                             HEALTH & LEISURE, INC.
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                       Three Months Ended
                                                                           March 31,
                                                             -------------------------------------
                                                                   1996                       1995
                                                                   ----                       ----

Consulting Income                                            $    29,000               $     9,000


Operating Expenses:
    Administrative and general                                    28,851                    33,930
                                                              ----------                ----------

         Operating income (loss)                                     149                   (24,930)
                                                              ----------                ----------


Other Income (Expense):
    Other income                                                                                65
    Interest expense                                              (4,503)                   (4,342)
                                                              ----------                ----------

                                                                  (4,503)                   (4,277)
                                                              ----------                ----------


Net Loss                                                     $    (4,354)              $   (29,207)
                                                              ==========                ==========


Net Loss Per Common Share                                    $    (0.000)              $    (0.002)
                                                              ==========                ==========


Weighted Average Shares Out-
 standing During the Period                                   17,325,427                17,325,427
                                                              ==========                ==========





                See notes to consolidated financial statements.

                                                              Page 6 of 12 pages


                             HEALTH & LEISURE, INC.
                         (a development stage company)

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
               For the period March 13, 1985 (date of inception)
                             through March 31, 1996




                                              Common Stock                                     Deficit
                                        ------------------------                             Accumulated             Total
                                                Issued                  Capital in             During             Shareholders'
                                        ------------------------         Excess of           Development            Equity
                                        Shares           Amount              Par                Stage              (Deficit)
                                        ------           ------          ----------          -----------         -------------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception                        300,000          $  3,000        $    3,000                                $   6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc.                                 7,700,000            77,000            (3,000)          $  (27,049)             46,951
                                     ----------           -------         ---------            ---------            --------
Balance, March 13,
 1985, inception,
 as restated                          8,000,000            80,000                                (27,049)             52,951
Net Loss for the
 Period                                                                                          (96,722)            (96,722)
                                     ----------           -------                              ---------            --------
Balance, December 31,
 1985                                 8,000,000            80,000                               (123,771)            (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                              1,000,000            10,000            64,390                                   74,390
Proceeds from Exercise
 of Series A Warrants                   625,427             6,254           614,661                                  620,915
Net Loss for the Year                                                                           (230,969)           (230,969)
                                     ----------           -------         ---------            ---------            --------
Balance, December 31,
 1986                                 9,625,427            96,254           679,051             (354,740)            420,565
Proceeds from Exercise
 of Options                             140,000             1,400              (550)                                     850
Proceeds from Exercise
 of Series A Warrants                    10,000               100             9,900                                   10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                          200,000             2,000                                                      2,000
Costs Incurred in
 Obtaining Capital                                                          (25,580)                                 (25,580)
Net Loss for the Year                                                                           (374,614)           (374,614)
                                     ----------           -------         ---------            ---------            --------
Balance, December 31,
 1987                                 9,975,427            99,754           662,821             (729,354)             33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc.                                                                                            (14,689)            (14,689)
Net Loss for the Year                                                                           (242,711)           (242,711)
                                     ----------           -------         ---------            ---------            --------
Balance, December 31,
 1988                                 9,975,427            99,754           662,821             (986,754)           (224,179)





                See notes to consolidated financial statements.

                                                              Page 7 of 12 pages



                             HEALTH & LEISURE, INC.
                         (a development stage company)

    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                  (Unaudited)
               For the period March 13, 1985 (date of inception)
                             through March 31, 1996



                                              Common Stock                                      Deficit
                                        -------------------------                             Accumulated             Total
                                                 Issued                   Capital in             During            Shareholders'
                                        -------------------------          Excess of           Development            Equity
                                        Shares             Amount            Par                 Stage               (Deficit)
                                        ------             ------         ----------           -----------         -------------
Balance, December 31,
1988                                  9,975,427            99,754           662,821              (986,754)          (224,179)

Debt Conversion                       2,000,000            20,000           100,000                                  120,000
Common Shares Issued                  1,500,000            15,000            95,000                                  110,000
Contribution of
 Capital                                                                    106,415                                  106,415
Net Loss for the Year                                                                            (156,153)          (156,153)
                                     ----------           -------         ---------            ----------           --------
Balance, December 31,
 1989                                13,475,427           134,754           964,236            (1,142,907)           (43,917)

Common Shares Issued                  3,850,000            38,500           241,500                                  280,000
Net Loss for the Year                                                                            (490,642)          (490,642)
                                     ----------           -------         ---------            ----------           --------
Balance, December 31,
 1990                                17,325,427           173,254         1,205,736            (1,633,549)          (254,559)

Net Loss for the Year                                                                             (22,323)           (22,323)
                                     ----------           -------         ---------            ----------           --------
Balance, December 31,
 1991                                17,325,427           173,254         1,205,736            (1,655,872)          (276,882)

Net Loss for the Year                                                                             (78,322)           (78,322)
                                     ----------           -------         ---------            ----------           --------
Balance, December 31,
 1992                                17,325,427           173,254         1,205,736            (1,734,194)          (355,204)

Donated Capital                                                               7,500                                    7,500
Net Loss for the Year                                                                             (85,884)           (85,884)
                                     ----------           -------         ---------            ----------           --------
Balance, December 31,
 1993                                17,325,427           173,254         1,213,236            (1,820,078)          (433,588)

Net Loss for the Year                                                                             (61,810)           (61,810)
                                     ----------           -------         ---------            ----------           --------
Balance, December 31,
 1994                                17,325,427           173,254         1,213,236            (1,881,888)          (495,398)

Net Loss for the Year                                                                             (58,056)           (58,056)
                                     ----------           -------         ---------            ----------           --------
Balance, December 31,
 1995                                17,325,427           173,254         1,213,236            (1,939,944)          (553,454)

Net Loss for the Period                                                                            (4,354)            (4,354)
                                     ----------           -------         ---------            ----------           --------
Balance, March 31, 1996              17,325,427          $173,254        $1,213,236           $(1,944,298)         $(557,808)
                                     ==========           =======         =========            ==========           ========





                See notes to consolidated financial statements.

                                                              Page 8 of 12 pages



                             HEALTH & LEISURE, INC.
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         --------------------------------
                                                                         1996                      1995
                                                                         ----                      ----

Cash Flows From Operating Activities:
     Net loss                                                           $ (4,354)               $(29,207)

     Adjustments to reconcile net loss
      to net cash provided (used) by
      operating activities:
            Increase (decrease) in
             liabilities:
                  Accounts payable                                         1,795                   7,617
                  Accrued expenses                                        10,115                   9,876
                                                                         -------                 -------

                     Net cash provided (used)
                      by operating activities                              7,556                 (11,714)
                                                                         -------                 -------


Cash Flows From Financing Activities:
     Principal payments on bank debt                                      (3,519)                 (2,534)
     Proceeds of borrowings from officer                                                          30,000
     Repayment of borrowings from officer                                 (4,000)
                                                                          ------                 -------

                     Net cash provided (used)
                      by financing activities                             (7,519)                 27,466
                                                                         -------                 -------

Net Increase in Cash                                                          37                  15,752

     Cash, beginning of period                                             3,178                   -0-
                                                                         -------                 -------


Cash, end of period                                                     $  3,215                $ 15,752
                                                                         =======                 =======


Supplemental Disclosure of Cash Flows
 Information:

     Cash paid for interest                                              $   388                 $   466
                                                                          ======                  ======





                See notes to consolidated financial statements.

                                                              Page 9 of 12 pages


                             HEALTH & LEISURE, INC.
                         (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - BASIS OF PRESENTATION
         ---------------------

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

       These financial statements should be read in conjunction with the audited financial statements of the Company contained in its report on Form 10-K for the year ended December 31, 1995.

                                                             Page 10 of 12 pages




       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

RESULTS OF OPERATIONS
- ---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company though it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification.
As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended March 31, 1996, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the first quarter of 1996, the Company provided pharmaceutical consulting which resulted in consulting revenue of $29,000 compared to consulting revenues of $9,000 during the first quarter of 1995. The increase was due to increased effort by the Company's president.

Administration and general expense decreased from $33,930 for the three months ended March 31, 1995 to $28,851 for the three months ended March 31, 1996, or approximately 15%. The decrease occurred because in 1995 the Company had incurred additional expenses in order to file Form 10-Ks and 10-Qs for the periods from December 31, 1991 through December 31, 1994 and these expenses did not reoccur in 1996. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended March 31, 1996, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
During the quarter ended March 31, 1996, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $4,115.

                                                             Page 11 of 12 pages





PART II - OTHER INFORMATION
          -----------------

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits - None

         b)   No Form 8-K reports were filed or required during the quarter.

                                                       Page 12 of 12 pages



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HEALTH & LEISURE, INC.


Date May 10, 1996                     by /S/ Robert M. Feldman
     ------------------                 -----------------------------
                                        Robert M. Feldman
                                        President and Director


Date May 10, 1996                     by/S/ Burton Schildhouse
     ------------------                 -----------------------------
                                        Burton Schildhouse
                                        Secretary, Treasurer and
                                         Director