Form 10-Q
period 1995-09-30
HEALTH & LEISURE INC /DE/
filed 1996-05-15
CIK 774657

                                                             Page 1 of 12 pages
                                                             (sequentially
                                                              numbered document)


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q
[x]                       QUARTERLY REPORT PURSUANT TO
                              Section 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:   September 30, 1995

                                       or

[ ]                      TRANSITION REPORT PURSUANT TO
                              Section 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition from __________ to __________


Commission File Number:  0-15807
                        ---------

                             HEALTH & LEISURE, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

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

                                 (614) 228-2225
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock, par value $0.01              17,325,427
- -----------------------------   --------------------------------
          (Class)                (Outstanding at November 10, 1995)

                                                              Page 2 of 12 pages


                             HEALTH & LEISURE, INC.

                               Table of Contents
                               -----------------

                                                                                                  Page #
                                                                                                  ------
PART I - FINANCIAL INFORMATION
         ---------------------

     Item 1.  Financial Statements

          Consolidated Balance Sheets at September 30, 1995 and December 31, 1994                  3-4

          Consolidated Statements of Operations for the nine months
            ended September 30, 1995 and 1994, and for the three months
            ended September 30, 1995 and 1994                                                       5

          Consolidated Statements of Changes in Shareholders' Equity
            for the period March 13, 1985 (date of inception)
            to September 30, 1995                                                                  6-7

          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1995 and 1994                                                       8

          Notes to the Consolidated Financial Statements                                            9


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                      10


PART II - OTHER INFORMATION
          -----------------

     Item 6.  Exhibits and Reports on Form 8-K                                                     11

                 Signature Page                                                                    12

                                                              Page 3 of 12 pages


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements


                             HEALTH & LEISURE, INC.
                         (a development stage company)

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                    September 30,
                                                                        1995                    December 31,
                                                                     (Unaudited)                    1994
                                                                    -------------               ------------
Current Assets:

    Cash                                                             $       270                $       -0-
                                                                     -----------                -----------


Furniture and Fixtures, less
 accumulated depreciation                                                    -0-                        -0-
                                                                     -----------                -----------


Total Assets                                                         $       270                $       -0-
                                                                     ===========                ===========


                See notes to consolidated financial statements.

                                                              Page 4 of 12 pages


                                                            LIABILITIES
                                                            -----------

                                                                    September 30,
                                                                        1995                    December 31,
                                                                     (Unaudited)                    1994
                                                                    -------------               ------------
Current Liabilities:
    Accounts payable - trade                                          $    25,482               $    14,245
    Accrued officer wages                                                 264,000                   246,000
    Accrued interest - officer                                             44,516                    33,040
    Current portion of long-term debt                                      12,000                    12,000
                                                                      -----------               -----------
             Total current liabilities                                    345,998                   305,285
                                                                      -----------               -----------
Other Liabilities:
    Long-term debt, less current
     portion:
         Officer                                                          214,343                   184,343
                                                                      -----------               -----------
         Bank                                                               4,667                     5,770
                                                                      -----------               -----------


                                                   SHAREHOLDERS' EQUITY (DEFICIT)
                                                   ------------------------------

Preferred Stock, $.01 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - none
Common Stock, $.01 par value:
    Authorized - 20,000,000 shares
    Issued and outstanding - 17,325,427 shares                            173,254                   173,254
Additional Paid-In Capital                                              1,213,236                 1,213,236
Deficit Accumulated During the Development Stage                       (1,951,228)               (1,881,888)
                                                                      -----------               -----------
         Total shareholders' equity
          (deficit)                                                      (564,738)                 (495,398)
                                                                      -----------               -----------
Total Liabilities and Shareholders'
    Equity (Deficit)                                                  $       270               $    -0-
                                                                      ===========               ===========


                See notes to consolidated financial statements.

                                                              Page 5 of 12 pages


                             HEALTH & LEISURE, INC.
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended                                 Nine Months Ended
                                                September 30,                                     September 30,
                                    ------------------------------------               -----------------------------------
                                        1995                    1994                       1995                    1994
                                        ----                    ----                       ----                    ----
Consulting Income                   $     9,000              $     9,000               $    27,000             $    26,000

Operating Expenses:
    Administrative
     and general                         12,531                   20,662                    83,678                  61,987
                                    -----------              -----------               -----------             -----------

         Operating loss                  (3,531)                 (11,662)                  (56,678)                (35,987)
                                    -----------              -----------               -----------             -----------
Other Income (Expense):
    Other income (expense)                                            37                        65                     114
    Interest expense                     (4,284)                  (3,578)                  (12,727)                (10,735)
                                    -----------              -----------               -----------             -----------
                                         (4,284)                  (3,541)                  (12,662)                (10,621)
                                    -----------              -----------               -----------             -----------
Net Loss                            $    (7,815)             $   (15,203)              $   (69,340)            $   (46,608)
                                    ===========              ===========               ===========             ===========
Net Loss Per
 Common Share                       $    (0.001)             $    (0.001)              $    (0.004)            $    (0.003)
                                    ===========              ===========               ===========             ===========
Weighted Average
 Shares Outstanding
 During the Period                   17,325,427               17,325,427                17,325,427              17,325,427
                                    ===========              ===========               ===========             ===========


                See notes to consolidated financial statements.

                                                              Page 6 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
               For the period March 13, 1985 (date of inception)
                           through September 30, 1995



                                        Common Stock                                            Deficit
                                  ------------------------                                    Accumulated             Total
                                           Issued                       Capital in              During             Shareholders'
                                  ------------------------              Excess of             Development             Equity
                                    Shares         Amount                  Par                   Stage               (Deficit)
                                    ------         ------               ----------            -----------          -------------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception                     300,000      $ 3,000               $    3,000                                   $   6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc.                              7,700,000       77,000                   (3,000)           $  (27,049)               46,951
                                   ---------      -------               ----------            ----------             ---------
Balance, March 13,
 1985, inception,
 as restated                       8,000,000       80,000                                        (27,049)               52,951
Net Loss for the
 Period                                                                                          (96,722)              (96,722)
                                   ---------      -------                                     ----------             ---------
Balance, December 31,
 1985                              8,000,000       80,000                                       (123,771)              (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                           1,000,000       10,000                   64,390                                      74,390
Proceeds from Exercise
 of Series A Warrants                625,427        6,254                  614,661                                     620,915
Net Loss for the Year                                                                           (230,969)             (230,969)
                                   ---------      -------               ----------            ----------             ---------
Balance, December 31,
 1986                              9,625,427       96,254                  679,051              (354,740)              420,565
Proceeds from Exercise
 of Options                          140,000        1,400                     (550)                                        850
Proceeds from Exercise
 of Series A Warrants                 10,000          100                    9,900                                      10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                       200,000        2,000                                                                2,000
Costs Incurred in
 Obtaining Capital                                                         (25,580)                                    (25,580)
Net Loss for the Year                                                                           (374,614)             (374,614)
                                   ---------      -------               ----------            ----------             ---------
Balance, December 31,
 1987                              9,975,427       99,754                  662,821              (729,354)               33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc.                                                                                            (14,689)              (14,689)
Net Loss for the Year                                                                           (242,711)             (242,711)
                                   ---------      -------               ----------            ----------             ---------
Balance, December 31,
 1988                              9,975,427       99,754                  662,821              (986,754)             (224,179)

                                                                     -continued-


                See notes to consolidated financial statements.

                                                              Page 7 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                  (Unaudited)
               For the period March 13, 1985 (date of inception)
                           through September 30, 1995




                                        Common Stock                                            Deficit
                                  ------------------------                                    Accumulated             Total
                                           Issued                       Capital in              During             Shareholders'
                                  ------------------------              Excess of             Development             Equity
                                    Shares         Amount                  Par                   Stage               (Deficit)
                                    ------         ------               ----------            -----------          -------------
Balance, December 31,
1988                               9,975,427       99,754                  662,821               (986,754)            (224,179)
Debt Conversion                    2,000,000       20,000                  100,000                                     120,000
Common Shares Issued               1,500,000       15,000                   95,000                                     110,000
Contribution of
 Capital                                                                   106,415                                     106,415
Net Loss for the Year                                                                            (156,153)            (156,153)
                                  ----------     --------               ----------            -----------            ---------

Balance, December 31,
 1989                             13,475,427      134,754                  964,236             (1,142,907)             (43,917)
Common Shares Issued               3,850,000       38,500                  241,500                                     280,000
Net Loss for the Year                                                                            (490,642)            (490,642)
                                  ----------     --------               ----------            -----------            ---------

Balance, December 31,
 1990                             17,325,427      173,254                1,205,736             (1,633,549)            (254,559)
Net Loss for the Year                                                                             (22,323)             (22,323)
                                  ----------     --------               ----------            -----------            ---------

Balance, December 31,
 1991                             17,325,427      173,254                1,205,736             (1,655,872)            (276,882)
Net Loss for the Year                                                                             (78,322)             (78,322)
                                  ----------     --------               ----------            -----------            ---------

Balance, December 31,
 1992                             17,325,427      173,254                1,205,736             (1,734,194)            (355,204)
Donated Capital                                                              7,500                                       7,500
Net Loss for the Year                                                                             (85,884)             (85,884)
                                  ----------     --------               ----------            -----------            ---------

Balance, December 31,
 1993                             17,325,427      173,254                1,213,236             (1,820,078)            (433,588)
Net Loss for the Year                                                                             (61,810)             (61,810)
                                  ----------     --------               ----------            -----------            ---------

Balance, December 31,
 1994                             17,325,427      173,254                1,213,236             (1,881,888)            (495,398)
Net Loss for the Period                                                                           (69,340)             (69,340)
                                  ----------     --------               ----------            -----------            ---------


Balance, September 30,
 1995                             17,325,427     $173,254               $1,213,236            $(1,951,228)           $(564,738)
                                  ==========     ========               ==========            ===========            =========


                See notes to consolidated financial statements.

                                                              Page 8 of 12 pages


                             HEALTH & LEISURE, INC.
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        --------------------------------
                                                                           1995                   1994
                                                                           ----                   ----
Cash Flows From Operating Activities:
     Net loss                                                           $(69,340)               $(46,608)

     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
            Increase (decrease) in
             liabilities:
                  Accounts payable                                        11,237                 (12,789)
                  Accrued expenses                                        29,476                  25,963
                                                                        --------                --------

                     Net cash used by
                      operating activities                               (28,627)                (33,434)
                                                                        --------                --------


Cash Flows From Financing Activities:
     Principal payments on bank debt                                      (5,875)                 (3,000)
     Proceeds from bank debt                                               4,772                  12,034
     Proceeds of borrowings from officer                                  30,000                  24,400
                                                                        --------                --------

                     Net cash provided by
                      financing activities                                28,897                  33,434
                                                                        --------                --------

Net Increase in Cash                                                         270                   -0-

     Cash, beginning of period                                               -0-                   -0-
                                                                        --------                --------


Cash, end of period                                                     $    270                $  -0-
                                                                        ========                ========


Supplemental Disclosure of Cash Flows
 Information:

     Cash paid for interest                                             $ 1,251                 $ 2,772
                                                                        =======                 =======


                See notes to consolidated financial statements.

                                                              Page 9 of 12 pages


                             HEALTH & LEISURE, INC.
                         (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - BASIS OF PRESENTATION
         ---------------------
         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

         These financial statements should be read in conjunction with the audited financial statements of the Company contained in its report on Form 10-K for the year ended December 31, 1994.


         See notes to consolidated financial statements.

                                                             Page 10 of 12 pages


           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


RESULTS OF OPERATIONS
- ---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended September 30, 1995, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine.

During the third quarter of 1995, the Company provided pharmaceutical consulting which resulted in consulting revenue of $9,000.

Administration and general expense decreased from $20,662 for the three months ended September 30, 1994 to $12,531 for the three months ended September 30, 1995, or approximately 39%. The decrease is a result of generally lessened corporate activities in the quarter ended September 30, 1995. The administrative and general expenses increased from $61,987 for the nine months ended September 30, 1994 to $83,678 for the nine months ended September 30, 1995, or approximately 35%. The increase for the nine month period occurred because the Company had incurred expenses in order to file Forms 10-K and 10-Q for the periods December 31, 1991 through March 31, 1995 during this period. The Company is continuing to search for business with which it can combine. The expenses incurred during the quarter ended September 30, 1995, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
During the quarter ended September 30, 1995, the Company's operations were funded by receipt of consulting fees and from unpaid salaries in the amount of $6,000 and accrued interest in the amount of $3,800.


                See notes to consolidated financial statements.

                                                             Page 11 of 12 pages


PART II - OTHER INFORMATION
          -----------------

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits - None

         b)  No Form 8-K reports were filed or required during the quarter.


                See notes to consolidated financial statements.

                                                             Page 12 of 12 pages


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HEALTH & LEISURE, INC.

Date November 10, 1995                  by /s/ Robert M. Feldman
     ---------------------                ----------------------------
                                          Robert M. Feldman
                                          President and Director

Date November 10, 1995                  by /s/ Burton Schildhouse
     ---------------------                ------------------------------
                                          Burton Schildhouse
                                          Secretary, Treasurer and
                                          Director


                See notes to consolidated financial statements.