Form 10QSB
period 1996-06-30
HEALTH & LEISURE INC /DE/
filed 1996-08-14
CIK 774657

                                                              Page 1 of 12 pages
                                                          (sequentially numbered
                                                                       document)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO Section 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:   June 30, 1996

                                       or

[] TRANSITION REPORT PURSUANT TO Section 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition from           to
                                         ---------    ---------

Commission File Number:  0-15807

                             HEALTH & LEISURE, INC.
                            -----------------------
        (Exact name of Small Business Issuer as specified in its charter)

          Delaware                                            31-1190725
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                   203 East Broad Street, Columbus, Ohio 43215
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (614) 228-2225
                            ------------------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01                      17,325,427
- -----------------------------           --------------------------------
          (Class)                       (Outstanding at August 10, 1996)

                                                              Page 2 of 12 pages

                             HEALTH & LEISURE, INC.

                                Table of Contents


                                                                   Page #
                                                                   ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1996
          and December 31, 1995                                     3 - 4

         Consolidated Statements of Operations for
          the six months ended June 30, 1996
          and 1995                                                      5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to June 30, 1996                 6 - 7

         Consolidated Statements of Cash Flows for the
          six months ended June 30, 1996 and 1995                       8

         Notes to the Consolidated Financial Statements                 9


     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                          10


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                         11

                  Signature Page                                       12

                                                             Page 3 of 12 pages

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                      June 30,
                                        1996          December 31,
                                     (Unaudited)          1995
                                     -----------      ------------
Current Assets:

     Cash                            $     2,537      $      3,178
                                     -----------      ------------
Furniture and Fixtures, less
 accumulated depreciation                  -0-             -0-
                                     -----------      ------------



Total Assets                         $     2,537      $      3,178
                                     ===========      ============

                 See notes to consolidated financial statements.

                                                             Page 4 of 12 pages

                                   LIABILITIES

                                                June 30,
                                                  1996          December 31,
                                              (Unaudited)          1995
                                               ----------       ----------
Current Liabilities:
     Accounts payable - trade                  $   12,619       $   22,733
     Accrued officer wages                        282,000          270,000
     Accrued interest - officer                    52,365           44,135
     Current portion of long-term debt              9,500           12,000
                                               ----------       ----------
              Total current liabilities           356,484          348,868
                                               ----------       ----------


Other Liabilities:
     Long-term debt, less current
      portion:
         Officer                                  201,615          205,615
         Bank                                      17,739            2,149
                                               ----------       ----------
                                                  219,354          207,764
                                               ----------       ----------



                         SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427
      shares                                      173,254          173,254
Additional Paid-In Capital                      1,213,236        1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                    (1,959,791)      (1,939,944)
                                               ----------       ----------

         Total shareholders' equity
          (deficit)                              (573,301)        (553,454)
                                               ----------       ----------


Total Liabilities and Shareholders'
     Equity (Deficit)                          $    2,537       $    3,178
                                               ==========       ==========

                 See notes to consolidated financial statements.

                                                             Page 5 of 12 pages

                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three Months Ended              Six Months Ended
                                      March 31,                      June 30,
                             ------------------------       -------------------------
                                1996          1995            1996          1995
                             ----------    ----------       ----------     ----------
Consulting Income            $    9,000         9,000       $   38,000     $   18,000

Operating Expenses:
     Administrative and
      general                    19,709        37,217           48,560         71,147
                             ----------    ----------       ----------     ----------

         Operating loss         (10,709)      (28,217)        (10,560)        (53,147)
                             ----------    ----------      ----------      ----------

Other Income
 (Expense):
     Other income                                                                  65
     Interest expense            (4,784)       (4,101)          (9,287)        (8,443)
                             ----------    ----------       ----------     ----------

                                 (4,784)       (4,101)          (9,287)        (8,378)
                             ----------    ----------       ----------     ----------

Net Loss                     $  (15,493)      (32,318)     $   (19,847)   $   (61,525)
                             ==========    ==========      ===========    ===========
Net Loss Per Common
 Share                       $   (0.001)       (0.002)     $    (0.001)   $    (0.004)
                             ==========    ==========      ===========    ===========

Weighted Average
 Shares Outstanding
 During the Period           17,325,427    17,325,427      17,325,427      17,325,427
                             ==========    ==========      ==========      ==========


                 See notes to consolidated financial statements.

                                                             Page 6 of 12 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                For the period March 13, 1985 (date of inception)
                              through June 30, 1996


                                                                                   Deficit
                                                                                 Accumulated            Total
                                            Common Stock         Capital in         During           Shareholders'
                                               Issued             Excess of      Development            Equity
                                        Shares       Amount         Par             Stage             (Deficit)
                                      ----------   ----------    ----------      ----------           ----------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception                         300,000   $    3,000    $    3,000                           $    6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc.                                  7,700,000       77,000        (3,000)     $  (27,049)              46,951
                                      ----------   ----------    ----------      ----------           ----------
Balance, March 13,
 1985, inception,
 as restated                           8,000,000       80,000                       (27,049)              52,951
Net Loss for the
 Period                                                                             (96,722)             (96,722)
                                      ----------   ----------                    ----------           ----------
Balance, December 31,
 1985                                  8,000,000       80,000                      (123,771)             (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                               1,000,000       10,000        64,390                               74,390
Proceeds from Exercise
 of Series A Warrants                    625,427        6,254       614,661                              620,915
Net Loss for the Year                                                              (230,969)            (230,969)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
 1986                                  9,625,427       96,254       679,051        (354,740)             420,565
Proceeds from Exercise
 of Options                              140,000        1,400          (550)                                 850
Proceeds from Exercise
 of Series A Warrants                     10,000          100         9,900                               10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                           200,000        2,000                                              2,000
Costs Incurred in
 Obtaining Capital                                                  (25,580)                             (25,580)
Net Loss for the Year                                                              (374,614)            (374,614)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
 1987                                  9,975,427       99,754       662,821        (729,354)              33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc.                                                                               (14,689)             (14,689)
Net Loss for the Year                                                              (242,711)            (242,711)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
 1988                                  9,975,427       99,754       662,821        (986,754)            (224,179)

               See notes to consolidated financial statements.

                                                             Page 7 of 12 pages

                             HEALTH & LEISURE, INC.
                          (a development stage company)

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                   (Unaudited)
                For the period March 13, 1985 (date of inception)
                              through June 30, 1996

                                                                                   Deficit
                                                                                 Accumulated            Total
                                            Common Stock         Capital in         During           Shareholders'
                                               Issued             Excess of      Development            Equity
                                        Shares       Amount         Par             Stage             (Deficit)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
1988                                   9,975,427       99,754       662,821        (986,754)            (224,179)

Debt Conversion                        2,000,000       20,000       100,000                              120,000
Common Shares Issued                   1,500,000       15,000        95,000                              110,000
Contribution of
 Capital                                                            106,415                              106,415
Net Loss for the Year                                                              (156,153)            (156,153)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
 1989                                 13,475,427      134,754       964,236      (1,142,907)             (43,917)

Common Shares Issued                   3,850,000       38,500       241,500                              280,000
Net Loss for the Year                                                              (490,642)            (490,642)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
 1990                                 17,325,427      173,254     1,205,736      (1,633,549)            (254,559)

Net Loss for the Year                                                               (22,323)             (22,323)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
 1991                                 17,325,427      173,254     1,205,736      (1,655,872)            (276,882)

Net Loss for the Year                                                               (78,322)             (78,322)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
 1992                                 17,325,427      173,254     1,205,736      (1,734,194)            (355,204)

Donated Capital                                                       7,500                                7,500
Net Loss for the Year                                                               (85,884)             (85,884)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
 1993                                 17,325,427      173,254     1,213,236      (1,820,078)            (433,588)

Net Loss for the Year                                                               (61,810)             (61,810)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
 1994                                 17,325,427      173,254     1,213,236      (1,881,888)            (495,398)

Net Loss for the Year                                                               (58,056)             (58,056)
                                      ----------   ----------    ----------      ----------           ----------
Balance, December 31,
 1995                                 17,325,427      173,254     1,213,236      (1,939,944)            (553,454)

Net Loss for the Period                                                             (19,847)             (19,847)
                                      ----------   ----------    ----------      ----------           ----------


Balance, June 30, 1996                17,325,427   $  173,254    $1,213,236     $(1,959,791)          $ (573,301)
                                      ==========   ==========    ==========     ===========           ==========

                 See notes to consolidated financial statements.

                                                             Page 8 of 12 pages

                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended
                                                                        June 30,
                                                             ----------------------------
                                                                 1996             1995
                                                                 ----             ----
Cash Flows From Operating Activities:
      Net loss                                               $  (19,847)       $  (61,525)

      Adjustments to reconcile net loss
       to net cash used by operating
       activities:
             Increase (decrease) in
              liabilities:
                   Accounts payable                             (10,114)           15,767
                   Accrued expenses                              20,230            19,676
                                                             ----------        ----------

                     Net cash used by oper-
                       ating activities                          (9,731)          (26,082)
                                                             ----------        ----------

Cash Flows From Financing Activities:
      Principal payments on bank debt                            (4,910)           (3,359)
      Proceeds from bank debt                                    18,000             4,772
      Proceeds of borrowings from officer                                          30,000
      Repayment of borrowings from officer                       (4,000)
                                                             ----------        ----------

                      Net cash provided by
                       financing activities                       9,090            31,413
                                                             ----------        ----------

Net Increase (Decrease) in Cash                                    (641)            5,331

      Cash, beginning of period                                   3,178             -0-
                                                             ----------        ----------

Cash, end of period                                          $    2,537        $    5,331
                                                             ==========        ==========

Supplemental Disclosure of Cash Flows
 Information:

      Cash paid for interest                                 $      811        $      767
                                                             ==========        ==========

                                                              Page 9 of 12 pages

                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION
                 The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

                 These financial statements should be read in conjunction with the audited financial statements of the Company contained in its report on Form 10-K for the year ended December 31, 1995.

                                                             Page 10 of 12 pages




         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company though it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended June 30, 1996, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the second quarter of 1996, the Company provided pharmaceutical consulting which resulted in consulting revenue of $9,000 compared to consulting revenues of $9,000 during the second quarter of 1995.

Administration and general expense decreased from $37,217 for the three months ended June 30, 1995 to $19,709 for the three months ended June 30, 1996, or approximately 47%. The administrative and general expense decreased from $71,147 for the six months ended June 30, 1995 to $48,560 for the six months ended June 30, 1996, or approximately 32%. These decreases occurred because in 1995 the Company had incurred additional expenses in order to file Form 10-K's and 10-Q's for the periods from December 31, 1991 through December 31, 1994 and these expenses did not reoccur in 1996. In addition, less funds were expended for travel. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended June 30, 1996, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
During the quarter ended June 30, 1996, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 accrued interest payable to the Company's president in the amount of $4,115 and by receipt of an additional bank loan of $18,000.

                                                             Page 11 of 12 pages

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                 a)   Exhibits - None

                 b) No Form 8-K reports were filed or required during the quarter.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HEALTH & LEISURE, INC.


Date August 10, 1996                  by/S/ Robert M. Feldman
     ------------------------           ---------------------
                                        Robert M. Feldman
                                        President and Director


Date August 10, 1996                  by/S/ Burton Schildhouse
     ------------------------           ----------------------
                                        Burton Schildhouse
                                        Secretary, Treasurer and
                                         Director