Form 10QSB
period 1996-09-30
HEALTH & LEISURE INC /DE/
filed 1996-11-12
CIK 774657

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

               For the quarterly period ended: September 30, 1996

                                       or

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

                   203 East Broad Street, Columbus, Ohio 43215
                   -------------------------------------------
                    (Address of principal executive offices)

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
Yes  X      No
    ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, par value $0.01               17,325,427
-----------------------------    ---------------------------------
          (Class)                (Outstanding at November 1, 1996)

                                                            Page 2 of 12 pages

                             HEALTH & LEISURE, INC.

                                Table of Contents
                                -----------------

                                                                      Page #
                                                                      ------
PART I - FINANCIAL INFORMATION
         ---------------------
     Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 1996
          and December 31, 1995                                        3 - 4

         Consolidated Statements of Operations for
          the nine months ended September 30, 1996
          and 1995                                                       5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to September 30, 1996               6 - 7

         Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1996 and 1995                  8

         Notes to the Consolidated Financial Statements                  9


     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                           10

PART II - OTHER INFORMATION
          -----------------

     Item 6.  Exhibits and Reports on Form 8-K                          11

              Signature Page                                            12


                                                     Page 3 of 12 pages

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                             HEALTH & LEISURE, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                   September 30,
                                       1996                     December 31,
                                    (Unaudited)                     1995
                                   -------------                ------------
Current Assets:

     Cash                            $       548               $     3,178
                                     -----------               -----------

Furniture and Fixtures, less
 accumulated depreciation                 -0-                       -0-
                                     -----------               -----------














Total Assets                         $       548                $     3,178
                                     ===========                ===========

                 See notes to consolidated financial statements.

                                                            Page 4 of 12 pages

                                   LIABILITIES
                                   -----------
                                                             September 30,
                                                                 1996          December 31,
                                                              (Unaudited)          1995
                                                            -------------      ------------
Current Liabilities:

     Accounts payable - trade                                $    18,568       $    22,733
     Accrued officer wages                                       288,000           270,000
     Accrued interest - officer                                   56,476            44,135
     Current portion of long-term debt                             9,500            12,000
                                                             -----------       -----------
              Total current liabilities                          372,544           348,868
                                                             -----------       -----------


Other Liabilities:
     Long-term debt, less current
      portion:
         Officer                                                 205,615           205,615
         Bank                                                     14,665             2,149
                                                             -----------       -----------
                                                                 220,280           207,764
                                                             -----------       -----------

                         SHAREHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427
      shares                                                     173,254           173,254
Additional Paid-In Capital                                     1,213,236         1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                                   (1,978,766)       (1,939,944)
                                                             -----------       -----------

         Total shareholders' equity
          (deficit)                                             (592,276)         (553,454)
                                                             -----------       -----------


Total Liabilities and Shareholders'
     Equity (Deficit)                                        $       548       $     3,178
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

                                                             Page 5 of 12 pages


                                                      HEALTH & LEISURE, INC.
                                                   (a development stage company)

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                     Three Months Ended                     Nine Months Ended
                                        September 30,                         September 30,
                                     ------------------                     -----------------
                                   1996              1995                1996              1995
                                   ----              ----                ----              ----
Consulting Income            $      9,000       $      9,000       $     47,000       $     27,000


Operating Expenses:
     Administrative and
      general                      22,938             12,531             71,498             83,678
                             ------------       ------------       ------------       ------------

         Operating loss           (13,938)            (3,531)           (24,498)           (56,678)
                             ------------       ------------       ------------       ------------

Other Income
 (Expense):
     Other income                                                                               65
     Interest expense              (5,037)            (4,284)           (14,324)           (12,727)
                             ------------       ------------       ------------       ------------

                                   (5,037)            (4,284)           (14,324)           (12,662)
                             ------------       ------------       ------------       ------------


Net Loss                     $    (18,975)      $     (7,815)      $    (38,822)      $    (69,340)
                             ============       ============       ============       ============


Net Loss Per Common
Share                        $     (0.001)      $     (0.001)      $     (0.002)      $     (0.004)
                             ============       ============       ============       ============


Weighted Average
 Shares Outstanding
 During the Period             17,325,427         17,325,427         17,325,427         17,325,427
                             ============       ============       ============       ============



                 See notes to consolidated financial statements.

                                                             Page 6 of 12 pages


                                                      HEALTH & LEISURE, INC.
                                                   (a development stage company)

                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                            (Unaudited)
                                         For the period March 13, 1985 (date of inception)
                                                    through September 30, 1996


                                     Common Stock                                 Deficit
                              ---------------------------                       Accumulated       Total
                                        Issued                  Capital in         During      Shareholders'
                              ---------------------------        Excess of       Development     Equity
                                Shares           Amount             Par            Stage        (Deficit)
                                ------           ------         ----------      ------------   ------------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception                 300,000       $     3,000       $   3,000                      $   6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc                           7,700,000            77,000          (3,000)      $ (27,049)        46,951
                             -----------       -----------       ---------       ---------       --------
Balance, March 13,
 1985, inception,
 as restated                   8,000,000            80,000                         (27,049)        52,951
Net Loss for the
 Period                                                                            (96,722)       (96,722)
                             -----------       -----------                       ---------       --------
Balance, December 31,
 1985                          8,000,000            80,000                        (123,771)       (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                       1,000,000            10,000          64,390                         74,390
Proceeds from Exercise
 of Series A Warrants            625,427             6,254         614,661                        620,915
Net Loss for the Year                                                             (230,969)      (230,969)
                             -----------       -----------       ---------       ---------       --------
Balance, December 31,
1986                           9,625,427            96,254         679,051        (354,740)       420,565
Proceeds from Exercise
 of Options                      140,000             1,400            (550)                           850
Proceeds from Exercise
 of Series A Warrants             10,000               100           9,900                         10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                   200,000             2,000                                          2,000
Costs Incurred in
 Obtaining Capital                                                 (25,580)                       (25,580)
Net Loss for the Year                                                             (374,614)      (374,614)
                             -----------       -----------       ---------       ---------       --------
Balance, December 31,
 1987                          9,975,427            99,754         662,821        (729,354)        33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc.                                                                              (14,689)       (14,689)
Net Loss for the Year                                                             (242,711)      (242,711)
                             -----------       -----------       ---------       ---------       --------
Balance, December 31,
 1988                          9,975,427            99,754         662,821        (986,754)      (224,179)

                 See notes to consolidated financial statements.

                                                            Page 7 of 12 pages

                                                           HEALTH & LEISURE, INC.
                                                        (a development stage company)

                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                                                (Unaudited)
                                              For the period March 13, 1985 (date of inception)
                                                         through September 30, 1996



                                                Common Stock                                       Deficit
                                       ----------------------------                              Accumulated             Total
                                                   Issued                    Capital in            During             Shareholders'
                                       ----------------------------          Excess of           Development             Equity
                                          Shares             Amount             Par                 Stage               (Deficit)
                                       ---------             ------          ----------          -----------          ------------
Balance, December 31,
 1988                                  9,975,427             99,754            662,821              (986,754)           (224,179)

Debt Conversion                        2,000,000             20,000            100,000                                   120,000
Common Shares Issued                   1,500,000             15,000             95,000                                   110,000
Contribution of
 Capital                                                                       106,415                                   106,415
Net Loss for the Year                                                                               (156,153)           (156,153)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1989                                 13,475,427            134,754            964,236            (1,142,907)            (43,917)

Common Shares Issued                   3,850,000             38,500            241,500                                   280,000
Net Loss for the Year                                                                               (490,642)           (490,642)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1990                                 17,325,427            173,254          1,205,736            (1,633,549)           (254,559)

Net Loss for the Year                                                                                (22,323)            (22,323)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1991                                 17,325,427            173,254          1,205,736            (1,655,872)           (276,882)

Net Loss for the Year                                                                                (78,322)            (78,322)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1992                                 17,325,427            173,254          1,205,736            (1,734,194)           (355,204)

Donated Capital                                                                  7,500                                     7,500
Net Loss for the Year                                                                                (85,884)            (85,884)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1993                                 17,325,427            173,254          1,213,236            (1,820,078)           (433,588)

Net Loss for the Year                                                                                (61,810)            (61,810)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1994                                 17,325,427            173,254          1,213,236            (1,881,888)           (495,398)

Net Loss for the Year                                                                                (58,056)            (58,056)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1995                                 17,325,427            173,254          1,213,236            (1,939,944)           (553,454)

Net Loss for the Period                                                                              (38,822)            (38,822)
                                      ----------            -------          ---------            ----------            --------
Balance September 30,
 1996                                 17,325,427           $173,254         $1,213,236           $(1,978,766)          $(592,276)
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

                                                             Page 8 of 12 pages

                                                      HEALTH & LEISURE, INC.
                                                   (a development stage company)

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                            -------------------------------
                                                                            1996                    1995
                                                                            ----                    ----
Cash Flows From Operating Activities:
      Net loss                                                             $(38,822)               $(69,340)

      Adjustments to reconcile net loss
       to net cash used by operating
       activities:
             Increase (decrease) in
              liabilities:
                   Accounts payable                                          (4,165)                 11,237
                   Accrued expenses                                          30,342                  29,476
                                                                            -------                 -------

                      Net cash used by oper-
                       ating activities                                     (12,645)                (28,627)
                                                                            -------                 -------


Cash Flows From Financing Activities:
      Principal payments on bank debt                                        (7,984)                 (5,875)
      Proceeds from bank debt                                                18,000                   4,772
      Proceeds of borrowings from officer                                     4,000                  30,000
      Repayment of borrowings from officer                                   (4,000)
                                                                            -------                 -------

                      Net cash provided by
                       financing activities                                  10,016                  28,897
                                                                            -------                 -------

Net Increase (Decrease) in Cash                                              (2,630)                    270

      Cash, beginning of period                                               3,178                   -0-
                                                                            -------                 -------

Cash, end of period                                                        $    548                $    270
                                                                            =======                 =======

Supplemental Disclosure of Cash Flows
 Information:

      Cash paid for interest                                                $ 1,982                 $ 1,251
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

                                                              Page 9 of 12 pages

                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION
         ---------------------
         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                                            Page 10 of 12 pages

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company though it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended September 30, 1996, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the third quarter of 1996, the Company provided pharmaceutical consulting which resulted in consulting revenue of $9,000 compared to consulting revenues of $9,000 during the third quarter of 1995.

Administration and general expense increased from $12,531 for the three months ended September 30, 1995 to $22,938 for the three months ended September 30, 1996, or approximately 83%. This increase is due to additional expenses during the third quarter of 1996 relating to the company's search for businesses with which it can combine. The administrative and general expense decreased from $83,678 for the nine months ended September 30, 1995 to $71,498 for the nine months ended September 30, 1996, or approximately 15%. This decrease occurred because in 1995 the Company had incurred additional expenses in order to file Form 10-K's and 10-Q's for the periods from December 31, 1991 through December 31, 1994 which did not reoccur in 1996. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended September 30, 1996, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the quarter ended September 30, 1996, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000, accrued interest payable to the Company's president in the amount of $4,112 and by receipt of an additional officer loan of $4,000.

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

                                             HEALTH & LEISURE, INC.

Date November 1, 1996                        by /S/ Robert M. Feldman
     -------------------------                  ---------------------
                                                Robert M. Feldman
                                                President and Director

Date November 1, 1996                        by /S/ Burton Schildhouse
     -------------------------                  ----------------------
                                                Burton Schildhouse
                                                Secretary, Treasurer and
                                                 Director