Form 10KSB40
period 1996-12-31
HEALTH & LEISURE INC /DE/
filed 1997-03-31
CIK 774657

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-KSB

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                            -----------------
                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________

                         Commission File Number 0-15807

                             HEALTH & LEISURE, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                             Delaware                                                            31-1190725
                  -------------------------------                                   -----------------------------------
                  (State of other jurisdiction of                                   (I.R.S. Employer Identification No.)
                  incorporation or organization)


               203 East Broad Street, Columbus, Ohio                                               43215
               --------------------------------------                                            ---------
              (Address of principal executive office)                                            (Zip Code)

Issuer's telephone number: (614) 228-2225
                           --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
   Title of each class                                      on which registered
   -------------------                                     ---------------------
       None                                                        None
       ----                                                        ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share
                    ---------------------------------------
                                (Title of class)

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X      No
                        ---         ---
         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year. $53,000
                                                                  -------
         There are no recent quotes available for the Registrant's common stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of any recent date.

         On March 27, 1997, the Issuer had outstanding 17,325,427 shares of common stock, $0.01 par value, which is the Issuer's only class of common stock.

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I                                                                                                   1

         ITEM 1.           BUSINESS                                                                      1
         ITEM 2.           PROPERTIES                                                                    3
         ITEM 3.           LEGAL PROCEEDINGS                                                             3
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           3

PART II                                                                                                  4

         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                              AND RELATED STOCKHOLDER MATTERS                                            4
         ITEM 6.           PLAN OF OPERATION                                                             4
         ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                   5
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                              AND FINANCIAL DISCLOSURE                                                   5

PART III                                                                                                 6

         ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                            6
         ITEM 10.          EXECUTIVE COMPENSATION                                                        8
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT                                                      8
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                               10

PART IV                                                                                                 11

         ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
                              REPORTS ON FORM 8-K                                                       11

SIGNATURES                                                                                              15

EXHIBIT INDEX                                                                                           19

                                     PART I

ITEM 1. BUSINESS

Background

         The Company was incorporated on March 13, 1985, under the laws of the State of Utah with the name Univenture Capital Corp. The Company was organized to engage in any lawful business and had no specific business plan except the investigation, analysis, and possible acquisition of business opportunities.

         On August 29, 1986, the Company acquired all of the outstanding stock of Health & Leisure Inc., a Delaware corporation which subsequently changed its name to Entre Vest, Inc. ("Entre Vest"), in a transaction in which a subsidiary of the Company merged with and into Entre Vest and the former stockholders of Entre Vest obtained a controlling interest in the Company. The Company subsequently changed its own name from Univenture Capital Corp. to Health & Leisure, Inc. and changed its state of incorporation from Utah to Delaware. Entre Vest was incorporated on June 6, 1985, under the laws of the State of Delaware. (The Company and its subsidiaries are referred to herein as the "Company.")

Heat Pads

         In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads (the "heat pads") as hand and body warmers. The heat pads were marketed under various names and various package styles. The heat pads are small spun bonded fabric and paper packets of various sizes and are able to emit heat for periods ranging between four hours and twenty hours. The heat produced by a heat pad results from an exothermic chemical reaction which is triggered by exposing the pad to air upon its removal from its airtight packaging. The Company focused its marketing efforts on distribution through various chain retail stores and through medical supply houses for various heat therapy uses. All of the Company's operations in connection with importing and distributing the heat pads were conducted through its wholly-owned Ohio subsidiary, H & L Concepts, Inc. The market for the heat pads did not develop on a scale anticipated by management, the distribution of the heat pads did not result in profitable operations and the Company has discontinued this line of business.

Marketing of AT&T Long Distance Telephone Services

         From March 1990 to December 1991, the Company marketed long distance telephone services of AT&T. Initially, this business was conducted through a wholly-owned Delaware subsidiary, AmTele, Inc. ("AmTele"). From December 1990 through December 1991, this business was conducted through a joint venture formed by AmTele and Kaplan Enterprises, Inc., a California corporation unaffiliated with the Company ("KEI"). The joint venture was formed to provide needed capital and KEI contributed $400,000 to the joint venture and AmTele contributed its business operations. To provide its services, the Company contracted with AT&T to obtain its own private telephone network under AT&T's Software Defined Network ("SDN") service. SDN uses computer controlled switching systems to provide its SDN customers with the benefits of a private telephone network. The Company marketed to its customers the ability of obtaining AT&T long distance telephone services through the Company's private SDN network. The benefit to customers of obtaining telephone services through the Company's network was that customers paid less expensive long distance telephone rates. The Company was to earn its revenues from discount rebates to be received from AT&T based on the volume of the Company's customers' long distance telephone usage.

         The Company encountered a number of substantial difficulties in the operation of its telephone service business including without limitation delays in processing by AT&T and delays in payment by AT&T. As a result, the Company received revenues only sporadically and not in sufficient amounts to cover operating costs. In October 1991, KEI received a larger share of the joint venture (70%) in exchange for providing additional capital. In February 1992, AmTele decided to exit the telephone service business and transferred its partnership interest in the joint venture to KEI in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing AT&T long distance telephone services. The Company has been informed that KEI, after contributing additional funds to the business, eventually discontinued business operations.

Investigation of New Business Opportunities

         Since March 1992, the Company's primary activity has consisted of the investigation and analysis of a variety of businesses with which the Company could acquire, merge or otherwise affiliate. If the Company finds an appropriate business opportunity it will attempt to arrange for a business combination. It is expected that it would combine with an existing privately-held company in a merger, consolidation, exchange of its stock for stock or assets or any other form of combination. Because the Company is a public company, this would result in the private company becoming part of a public corporation. Although a number of businesses have been investigated, to date the Company has not found a business opportunity with which it desires to combine. The expenses incurred by the Company since January 1992 consist primarily of travel and telephone expenses incurred by the Company's president in investigating business opportunities and expenses incurred to comply with reporting requirements under the Securities Exchange Act of 1934.

         Although the Company has considered a number of combination candidates, it has not decided to proceed with any of them, and the Company is not currently negotiating with any prospective combination candidates. The Company will not pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited interim financial statements for periods subsequent to the date of the audited financial statements. In addition, any combination candidate must be capable of supplying audited financial statements for prior years as may be required by the Securities Exchange Act of 1934, or any filing requirements thereunder. Under no circumstances will there be any combination with any entity where the entity or any of its directors, executive officers, principal shareholders or general partners:

         (a) have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery or a similar criminal offense involving misappropriation or theft of funds, or the subject of a pending investigation or indictment involving any of those offenses;

         (b) have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer or investment advisor, or the subject of any pending investigation or a defendant in any pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

         (c) have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful purchases or sales of securities.

         There will be no combination of any type with companies or individuals affiliated with officers, directors or principal shareholders or the Company.

Consulting Services

         In order to fund ongoing expenses of the Company during 1993, 1994, 1995 and 1996 and to enable the Company to pay liabilities, the Company has entered into arrangements with pharmaceutical chains pursuant to which the Company has provided consulting services. These services began in April 1993. These services are provided on behalf of the Company by its president, who is a licensed pharmacist. It is not intended that consulting services will be an ongoing business of the Company. These consulting services are being rendered on a month-to-month basis. Once the Company completes a combination with a viable business opportunity, these services will terminate. There can be no assurance that such services will not be terminated prior to a combination with a business opportunity.

ITEM 2. PROPERTIES

         The Company owns no real property and no significant personal property and maintains administrative offices at 203 East Broad Street, Columbus, Ohio 43215. It currently leases approximately 150 square feet of office space at this location and shares a conference room and common reception area. The lease is an unwritten lease and is on a month-to-month basis with current rental payments of $210 per month. There are no other material terms of the lease and, under Ohio law, the lease can be terminated upon 30 days notice from either party. The Company has no present plans to invest in real estate, real estate mortgages or in the securities of entities engaged in these lines of business, although it will consider all viable business opportunities.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company or any of its subsidiaries are a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's shares of common stock are traded on the over-the-counter market. However, there has not been any significant trading activity in the Company's stock, no established public trading market exists, and no quotations for the Company's stock during 1995 and 1996 are available, as reflected in the following table.

                  Period                    Bid Prices
                  ------                    ----------
         1996
         ----
               First Quarter                (not quoted)
               Second Quarter               (not quoted)
               Third Quarter                (not quoted)
               Fourth Quarter               (not quoted)

         1995
         ----
               First Quarter                (not quoted)
               Second Quarter               (not quoted)
               Third Quarter                (not quoted)
               Fourth Quarter               (not quoted)

-------------------------


Holders of Securities

         As of December 31, 1996, there were approximately 559 holders of record of the Company's shares of common stock.

Dividend Policy

         No cash dividends have been paid to date on the Company's common stock. The Company presently intends to retain all of its earnings, if any, to finance the growth and development of its business and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6. PLAN OF OPERATION

         The Company's primary activity consists of the investigation and analysis of a variety of businesses with which the Company could acquire, merge or otherwise affiliate. If the Company finds an appropriate business opportunity, it will attempt to arrange for a business combination. See Item 1.

         The primary expenses in connection with this activity are travel and telephone expenses incurred to investigate business opportunities and the salary expense of the Company's president. During 1995, the Company also incurred additional legal and accounting expenses to bring current and complete its reporting requirements under the Securities and Exchange Act of 1934. The Company expects to fund its cash requirements for the next 12 months in the same manner as it has in the past several years as follows: (a) although the president's salary accrues, the Company has not actually paid the salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise; (b) the Company has generated funds by providing consulting services to pharmaceutical chains. $53,000 was generated from this activity in 1996 and $59,000 was generated from this activity in 1995. This consulting is not expected to be an ongoing business of the Company but only a means to help fund expenses and there can be no assurance that these consulting services will continue; (c) the Company's president has personally loaned funds to the Company. He loaned the Company $15,139 during 1996, $21,272 during 1995, $36,149 during 1994, $81,057 during
1993, $44,954 during 1992 and $62,320 during 1991. Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required under this Item is contained under the heading "Independent Auditor's Report" and is included herein as Exhibit 4 and is hereby incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         There are no disclosures required under this Item.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                         Age                 Position and Business Experience                   Director Since
     ----                         ---                 --------------------------------                   --------------
Robert M. Feldman                  65                 Chairman of the Board of Directors, President,           1986
                                                      and Chief Executive Officer of the Company.
                                                      Since 1984, Mr. Feldman has been involved
                                                      with the organization, development, and oper-
                                                      ating of the Company and its subsidiaries. Mr.
                                                      Feldman is a licensed pharmacist in the State of
                                                      Ohio.

Burton Schildhouse                 71                 Secretary, Treasurer and director of the                 1986
                                                      Company. From June 1990 to June 1995, Mr.
                                                      Schildhouse served as Vice President of the
                                                      Greater Columbus Chamber of Commerce. For
                                                      more than 25 years, Mr. Schildhouse has been
                                                      Chief Executive Officer of Burton Schildhouse
                                                      Communications Counsel, Columbus, Ohio, a
                                                      firm which provides consulting services to
                                                      businesses, institutions, and public agencies on
                                                      business and development issues, public affairs,
                                                      communications, public relations, and adver-
                                                      tising. He has served as its Chairman from July
                                                      1995 to present.

Arthur Aaronson                    48                 Director of the Company. Since 1975, Mr.                1989
                                                      Aaronson has been a partner in the law firm of
                                                      Aaronson & Aaronson, Los Angeles, California.

James S. Koroloff                  63                 Director of the Company. From May 1990 to               1990
                                                      December 1991, he served as a vice president
                                                      of the Company. Since June 1989, Mr.
                                                      Koroloff has also been president of Westchester
                                                      Capitol Corporation, Toledo, Ohio, a firm which
                                                      is engaged in raising venture capital for
                                                      businesses. From July 1988 to June 1989,
                                                      Mr. Koroloff was vice president of syndications
                                                      for United Satellite Associations, Detroit,
                                                      Michigan. From January 1985 to July 1988,
                                                      Mr. Koroloff was a consultant and later a vice
                                                      president of syndication for First Ameri-Cable
                                                      Corporation, Columbus, Ohio, a company
                                                      engaged in providing cable television services.
                                                      Mr. Koroloff's duties with both United Satellite
                                                      Associates and First Ameri-Cable Corporation
                                                      involved raising capital for the operations of the
                                                      companies.

Donald S. Franklin                 67               Director of the Company. From 1991 until                   1990
                                                    retirement in 1994, Mr. Franklin was the sales
                                                    manager for Anderson Glass Company, Colum-
                                                    bus, Ohio, a firm engaged in the retail sale of
                                                    glass and mirror products. From December
                                                    1988 to October 1990, Mr. Franklin was the
                                                    operation and sales manager for Safelite
                                                    Corporation, Columbus, Ohio, a firm engaged in the
                                                    retail sale of automotive and industrial glass.
                                                    From 1968 to 1988, Mr. Franklin was
                                                    employed by Norman's Auto Glass, Columbus,
                                                    Ohio, of which his last position was that of
                                                    general manager.



         During 1996, the directors took action by unanimous written consent without a meeting one time.

         Messrs. Feldman and Schildhouse, both directors of the Company, are members of the Board's Stock Option Committee under the Company's 1986 Incentive Stock Option Plan, which committee Administers such Plan. The Stock Option Committee did not meet during 1996. No options are presently outstanding under such Stock Option Plan. The Board has no standing audit, nominating, or compensation committees, or committees performing similar functions.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file statements of beneficial ownership of the Company's shares of common stock. Based solely on a review of copies of the forms filed under Section 16(a), if any, and furnished to the Company, the Company is not aware of any noncompliance with this requirement by any of its officers, directors or principal shareholders.

ITEM 10. EXECUTIVE COMPENSATION

         Set forth below is the compensation of the Company's Chief Executive Officer for the years indicated, the only person receiving compensation.


                                                                                                    All
                                                 Other                   Securities                Other
      Name                                      Annual     Restricted     Underly-       LTIP      Comp-
       and                                      Compen-       Stock          ing         Pay-      ensa-
    Principal              Salary     Bonus     sation      Award(s)      Options/       outs      tion
    Position      Year       (1)       ($)      ($)(1)         ($)        SARs (#)       ($)        ($)
    --------      ----     ------    -------    ------       -------      --------     ----        ----
    Robert M.
    Feldman,
    President     1996    $24,000      $0         $0           $0            $0           $0        $0

                  1995    $24,000      $0         $0           $0            $0           $0        $0

                  1994    $42,000      $0         $0           $0            $0           $0        $0


-------------------------

(1) Salaries have been accrued pursuant to an employment agreement with H&L Concepts, Inc., a wholly owned subsidiary of the Company. Under the agreement, Mr. Feldman was entitled to receive an annual salary of $24,000 in 1994, 1995 and 1996. However, because of the Company's cash position, Mr. Feldman did not receive any of his salary during these years. Such salary is reflected as an accrued liability on the Company's financial statements. The employment agreement also provides for the use of an automobile and certain other benefits as the Board may from time to time determine.

Compensation of Directors

         No Director of the Company has received any compensation as such, to date, and there are no plans to compensate Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information with respect to the only persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 1996:

                                                           Amount Beneficially               Percent of
         Name and Address                                      Owned (1)                       Class
         ----------------                                  -------------------               ----------
         Robert M. Feldman                                    9,400,000 (2)                    54.3%
         2720 Sonata Drive
         Columbus, OH 43209

         Arthur Aaronson                                      1,250,000 (3)                     7.2%
         16133 Ventura Blvd.
         Encino, CA 91436

         Keith Marz                                           2,506,840 (3)                    14.47%
         14310 Weddington Street
         Sherman Oaks, CA 91401

-------------------------

(1) Except as noted, all shares are beneficially owned and the sole voting and investment power is held by the persons named.

(2) Does not include shares of Common Stock owned by Mr. Feldman's adult children. Mr. Feldman disclaims any beneficial ownership of such shares of Common Stock.

(3) Mr. Aaronson and Mr. Marz jointly own 1,000,000 shares of Common Stock in which they share voting and investment power.


Security Ownership of Management

         The following table sets forth certain information with respect to the number of shares of Common Stock beneficially owned by each director of the Company, and by all directors and officers of the Company as a group, as of December 31, 1996:

                                                          Amount Beneficially               Percent of
              Name                                              Owned (1)                      Class
              ----                                        -------------------               ----------
         Robert M. Feldman                                    9,400,000 (2)                    54.3%

         Burton Schildhouse                                      35,000                          .2%

         Arthur Aaronson                                      1,250,000 (3)                     7.2%

         James S. Koroloff                                      500,000                         2.9%

         Donald S. Franklin                                      50,000 (4)                      .3%

         All directors and officers                          11,235,000                        64.85%
         as a group (5 persons)

-------------------------

(1) Except as noted, all shares are beneficially owned and the sole voting and investment power is held by the persons named.

(2) Does not include shares of Common Stock owned by Mr. Feldman's adult children. Mr. Feldman disclaims any beneficial ownership of such shares of Common Stock.

(3) 1,000,000 of the shares owned by Mr. Aaronson are owned jointly with Mr. Keith Marz.

(4) The shares owned by Mr. Franklin are owned jointly with his spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of the end of 1996, the Company owed Robert M. Feldman $220,754, exclusive of accrued and unpaid salary and exclusive of interest. Such amount consisted of (a) monies owed by the Company to Mr. Feldman under a promissory note dated April 12, 1991, (b) advances by Mr. Feldman to the Company during the years 1991 through 1996, and (c) accrued interest under such 1991 promissory note and for such advances through 1996. The aggregate amount owed through 1994 was consolidated into a promissory note from the Company to Mr. Feldman dated January 18, 1995 in the principal amount of $184,343, with principal and accrued interest payable over a five year period in equal monthly installments of principal and interest beginning in February 1996. In February 1996, the date for the commencement of monthly payments was extended to February 1, 1997. In February 1997, the date for the commencement of monthly payments was further extended to February 1, 1998. Additionally, the Company executed similar notes in February 1996 and February 1997, for amounts advanced during 1995 and 1996 in the principal amount of $21,272 and $15,139, respectively. In the event of a change in control of the Company, all principal and accrued interest under the notes is, at Mr. Feldman's option, immediately due and payable. Generally, a change of control is defined in the notes to mean
(i) when a person or group acquires 20 percent or more of the Company's outstanding shares; (ii) when, during any period of 24 consecutive months, the individuals who, at the beginning of such period, constitute the board of directors cease for any reason other than death to constitute a majority of the board; or (iii) upon the acquisition of the Company by an outside entity through a transaction requiring shareholder approval.

         In 1996, $21,770 was due to a bank from a loan the Company obtained in 1996 in the amount of $26,000. The note bears interest at the bank's lending rate of prime plus 1%, and is payable in 24 equal monthly installments of principal and interest of $1,000. The loan is personally guaranteed by Mr. Feldman.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   LISTING OF FINANCIAL STATEMENTS

                  The following financial statements of the Company are incorporated by reference in Item 8:

                           Independent Auditors' Report.

                           Consolidated Balance Sheets at December 31, 1996 and 1995.

                           Consolidated Statement of Operations for the Years Ended December 31, 1996 and 1995, and for the period March 13, 1985 (Inception) through December 31, 1996.

                           Consolidated Statements of Shareholders' Equity Deficiency for the period March 13, 1985 (Inception) through December 31, 1996.

                           Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995, and for the period March 13, 1985 (Inception) through December 31, 1996.

                           Notes to Consolidated Financial Statements for the years ended December 31, 1996 and 1995.

         (a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES

                  Schedules IV, VIII and IX are included following the signature page. All other Schedules are omitted because the required information is either represented in the financial statements or notes thereto, or is not applicable, required or material.

         (a)(3)   LISTING OF EXHIBITS

                                                                                If Incorporated by Reference,
   Exhibit                                                                     Document with which Exhibit was
     No.                Description of Exhibit                                    Previously Filed with SEC
   -------              ----------------------                                    -------------------------
    1(A)            Certificate of Incorporation                         Annual report on Form 10-K for the year ended
                                                                         December 31, 1987, filed March 30, 1988 (see
                                                                         Exhibit 1(A) therein).

    1(B)            Certificate of Amendment to                          Annual report on Form 10-K for the year ended
                    Certificate of Incorporation filed                   December 31, 1988, filed December 28, 1989 (see
                    May 2, 1988                                          Exhibit 1(B) therein).

    1(C)            Certificate of Amendment to                          Annual report on Form 10-K for the year ended
                    Certificate of Incorporation filed                   December 31, 1990, filed April 15, 1991 (see
                    September 12, 1990                                   Exhibit 1(C) therein).

    1(D)            Bylaws                                               Post-Effective Amendment No. 3 to the 1933 Act
                                                                         Registration Statement on Form S-18 filed April 27,
                                                                         1987 (see Exhibit 3(B) therein).

      2             Specimen Stock Certificate                           Post-Effective Amendment No. 3 to the 1933 Act
                                                                         Registration Statement on Form S-18 filed
                                                                         November 12, 1986 (see Exhibit 10(A) therein).

    *3(A)           Employment Agreement with                            Post-Effective Amendment No. 1 to the 1933 Act
                    Robert M. Feldman                                    Registration Statement on From S-18 filed
                                                                         November 12, 1986 (see Exhibit 10(A) therein).

    *3(B)           Health & Leisure, Inc. 1986                          Annual Report on Form 10-K for the year ended
                    Incentive Stock Option Plan                          December 31, 1988, filed December 28, 1989 (see
                                                                         Exhibit 3(E) therein).

    3(C)            Promissory Note dated                                Form 10-K for year ending December 31, 1994, filed
                    January 18, 1995 from H & L                          April 14, 1995.
                    Concepts, Inc. to Robert M.
                    Feldman

    3(D)            Amendment dated February 1,                          Form 10-KSB for year ending December 31, 1995.
                    1996 to Promissory Note dated
                    January 18, 1995 from H & L
                    Concepts, Inc. to Robert M.
                    Feldman

                                                                                If Incorporated by Reference,
   Exhibit                                                                     Document with which Exhibit was
     No.                Description of Exhibit                                    Previously Filed with SEC
   -------              ----------------------                                    -------------------------
    3(E)           Promissory Note dated                              Form 10-KSB for year ending December 31, 1995.
                   February 1, 1996 from H & L
                   Concepts, Inc. to Robert M.
                   Feldman

    3(F)           Amendment dated February 1,                                 Contained herein.
                   1997 to Promissory Note dated
                   January 18, 1995 from H&L
                   Concepts, Inc. to Robert M.
                   Feldman

    3(G)           Amendment dated February 1,                                 Contained herein.
                   1997 to Promissory Note dated
                   February 1, 1996 from H&L
                   Concepts, Inc. to Robert M.
                   Feldman

    3(H)           Promissory Note dated                                       Contained herein.
                   February 1, 1997 from H&L
                   Concepts, Inc. to Robert M.
                   Feldman

      4            Independent Auditor's Report                                Contained herein.

      5            List of Subsidiaries                                        Contained herein.

      6            Powers of Attorney                                          Contained herein.

      7            Financial Data Schedule                                     Contained herein.


-------------------------

*Executive Compensation Plans and Arrangements required to be filed pursuant to Reg. 601(B)(10) of Regulation S-B.

    No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-B.

(b) REPORTS ON FORM 8-K

    No Form 8-K's were filed during the fourth quarter of the Company's fiscal year ended December 31, 1996.

         (c)      EXHIBITS

                  The exhibits in response to this portion of Item 13 are submitted as a separate section of this report following the signatures.

         (d)      FINANCIAL STATEMENT SCHEDULES

                  Schedules IV, VIII, and IX are included following the signature page. All other schedules are omitted because the required information is either presented in the financial statements or notes thereto or is not applicable, required or material.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEALTH & LEISURE, INC.

Date:  March 28, 1997                   By/s/ Robert M. Feldman
                                          ------------------------------------
                                          Robert M. Feldman, President,
                                          Chief Executive Officer and Chairman
                                          of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                            Title                         Date
     ---------                            -----                         ----
/s/ Robert M. Feldman
-----------------------          President, Chief Executive         March 28, 1997
Robert M. Feldman                Officer, and Chairman
                                 (Principal Executive Officer)


Burton Schildhouse*              Secretary, Treasurer and           March 28, 1997
----------------------           Director, (Principal Financial
Burton Schildhouse               Officer)


Arthur Aaronson*                 Director                           March 28, 1997
----------------------
Arthur Aaronson


Donald S. Franklin*              Director                           March 28, 1997
----------------------
Donald Franklin


James S. Koroloff*               Director                           March 28, 1997
----------------------
James Koroloff


         *The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By /s/ Robert M. Feldman
  ----------------------------                                  March 28, 1997
   Robert M. Feldman,
   Attorney-in-Fact

                    HEALTH & LEISURE, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

       Schedule IV - Indebtedness of and to Related Parties - Not Current

                                                                       Indebtedness to
                                  Balance at                    related parties - not current            Balance
             1996                  beginning                                                              end of
        Name of Person             of period           Additions                  Deductions              period
        --------------             ---------           ---------                  ----------             -------
Robert M. Feldman,                $205,615             $19,139(1)                 $4,000(2)              $220,754
President

             1995
        Name of Person
        --------------
Robert M. Feldman,                $184,343             $21,272(1)                     $0(2)              $205,615
President

             1994
        Name of Person
        --------------
Robert M. Feldman,                $154,024             $62,319(1)                $32,000(2)              $184,343
President


--------------------

(1) 1996, 1995, and 1994 additions consist of borrowings of $19,139, $21,272, and $62,319, respectively.

(2) 1996, 1995, and 1994 deductions consist of principal payments of $4,000, $0, and $32,000, respectively.

                    HEALTH & LEISURE, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

               Schedule VIII - Valuation and Qualifying Accounts

                                                                                          Additions
                                                                   Additions             Charged to
                                            Balance at            Charged to                other            Balance at
                                             beginning            costs and               accounts             end of
                                             of period             expenses               describe             period
                                            ----------            ----------             -----------         ----------
                  1996
                  ----
Description:

   Allowance for doubtful
    accounts                                   $0                                                                $0
                                               ==                                                                ==


                  1995
                  ----
   Allowance for doubtful
    accounts                                   $0                                                                $0
                                               ==                                                                ==

                    HEALTH & LEISURE, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                      Schedule IX - Short Term Borrowings

                                                                   Maximum           Average         Weighted
                                                 Weighted          Amount            Amount           Average
        1996                     Balance          Average        Outstanding       Outstanding     Interest Rate
Category of Aggregate           at end of        Interest        During the        During the       During the
Short Term Borrowings            Period            Rate            Period          Period (1)       Period (2)
---------------------            ------            ----            ------          ----------       ----------
Notes payable to:

Financial Institution            $21,770          10.30%           $28,000           $21,206          12.21%


        1995
Category of Aggregate
Short Term Borrowings
---------------------
Notes payable to:

Financial Institution            $14,149          10.85%           $20,000           $14,158          13.42%


        1994
Category of Aggregate
Short term Borrowings
---------------------
Notes payable to:

Financial Institution            $17,770           9.19%           $26,000           $18,387           8.28%


-----------------

(1) The average amount outstanding during the period was computed by dividing the total period-end outstanding principal balances by 12.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by average period-end short term borrowings.

Note: In 1993, the payments on the note were changed to $1,000 per month including interest. In March 1994, April 1995 and April 1996, the Company renewed the note with an additional $26,000, $4,772 and $18,000, respectively.

                                 EXHIBIT INDEX

      Exhibit No.                                                                       If Incorporated by Reference,
    Under Reg. S-B            Form 10-K                                                  Document with which Exhibit
       Item 601              Exhibit No.           Description of Exhibit                   was Previously Filed
       --------              -----------           ----------------------                   --------------------
          (3)                   1(A)               Certificate of Incorporation           Form 10-K Annual Report for the
                                                                                          year ended December 31, 1987,
                                                                                          filed March 30, 1988 (see Exhibit
                                                                                          1(A) therein).

          (3)                   1(B)               Certificate of Amendment to            Form 10-K Annual Report for the
                                                   Certificate of Incorporation           year ended December 31, 1988,
                                                   filed May 2, 1988                      filed December 28, 1989 (see
                                                                                          Exhibit 1(B) therein).

          (3)                   1(C)               Certificate of Amendment to            Form 10-K Annual Report for the
                                                   Certificate of Incorporation           year ended December 31, 1990,
                                                   filed September 12, 1990               filed April 15, 1991 (see Exhibit
                                                                                          1(C) therein).

          (3)                   1(D)               Bylaws                                 Post-Effective Amendment No. 3
                                                                                          to the 1933 Act Registration
                                                                                          Statement on Form S-18 filed
                                                                                          April 27, 1987 (see Exhibit
                                                                                          3(B) therein).

          (4)                     2                Specimen Stock Certificate             Post-Effective Amendment No. 3
                                                                                          to the 1933 Act Registration
                                                                                          Statement on Form S-18 filed
                                                                                          November 12, 1986 (see
                                                                                          Exhibit 10(A) therein).

         (10)                   3(A)               Employment Agreement                   Post-Effective Amendment No. 1
                                                   with Robert M. Feldman                 to the 1933 Act Registration
                                                                                          Statement on From S-18 filed
                                                                                          November 12, 1986 (see Exhibit
                                                                                          10(A) therein).

         (10)                   3(B)               Health & Leisure, Inc. 1986            Annual Report on Form 10-K for
                                                   Incentive Stock Option Plan            the year ended December 31,
                                                                                          1988, filed December 28, 1989
                                                                                          (see Exhibit 3(E) therein).

      Exhibit No.                                                                       If Incorporated by Reference,
    Under Reg. S-B            Form 10-K                                                  Document with which Exhibit
       Item 601              Exhibit No.           Description of Exhibit                   was Previously Filed
       --------              -----------           ----------------------                   --------------------
         (10)                   3(C)               Promissory Note dated                  Form 10-K for year ending
                                                   January 18, 1995 from                  December 31, 1994, filed
                                                   H & L Concepts, Inc. to                April 14, 1995.
                                                   Robert M. Feldman

         (10)                   3(D)               Amendment dated Febru-                 Form 10-KSB for year ending
                                                   ary 1, 1996 to Promissory              December 31, 1995.
                                                   Note dated January 18,
                                                   1995 from H & L Concepts,
                                                   Inc. to Robert M. Feldman

         (10)                   3(E)               Promissory Note dated                  Form 10-KSB for year ending
                                                   February 1, 1996 from                  December 31, 1995.
                                                   H & L Concepts, Inc. to
                                                   Robert M. Feldman

         (10)                   3(F)               Amendment dated                        Contained herein.
                                                   February 1, 1997 to
                                                   Promissory Note dated
                                                   January 18, 1995 from H&L
                                                   Concepts, Inc. to Robert M.
                                                   Feldman

         (10)                   3(G)               Amendment dated                        Contained herein.
                                                   February 1, 1997 to
                                                   Promissory Note dated
                                                   February 1, 1996 from H&L
                                                   Concepts, Inc. to Robert M.
                                                   Feldman

         (10)                   3(H)               Promissory Note dated                  Contained herein.
                                                   February 1, 1997 from H&L
                                                   Concepts, Inc. to Robert M.
                                                   Feldman

         (23)                     4                Independent Auditor's                  Contained herein.
                                                   Report

         (21)                     5                List of Subsidiaries                   Contained herein.

         (24)                     6                Powers of Attorney                     Contained herein.

         (27)                     7                Financial Data Schedule                Contained herein.