Form 10QSB
period 1997-03-31
HEALTH & LEISURE INC /DE/
filed 1997-05-15
CIK 774657

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

                                       or

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
Yes __X__  No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, par value $0.01                         17,325,427
-----------------------------                -----------------------------
          (Class)                            (Outstanding at May 12, 1997)

                                                              Page 2 of 12 pages

                             HEALTH & LEISURE, INC.

                                TABLE OF CONTENTS

                                                                                                      Page #
                                                                                                      ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1997
          and December 31, 1996                                                                       3 - 4

         Consolidated Statements of Operations for
          the three months ended March 31, 1997
          and 1996                                                                                      5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to March 31, 1997                                                  6 - 7

         Consolidated Statements of Cash Flows for the
          three months ended March 31, 1997 and 1996                                                    8

         Notes to the Consolidated Financial Statements                                                 9


     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                                          10

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                         11

              Signature Page                                                                           12

                                                              Page 3 of 12 pages

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             HEALTH & LEISURE, INC.
                         (a development stage company)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           March 31,
                                                                             1997                  December 31,
                                                                          (Unaudited)                  1996
                                                                          -----------              ------------
Current Assets:

     Cash                                                                 $      133                $     (414)
                                                                          ----------                ----------


Furniture and Fixtures, less
 accumulated depreciation                                                        -0-                       -0-


Total Assets                                                              $      133                $     (414)
                                                                          ----------                ----------


                 See notes to consolidated financial statements.

                                                            Page 4 of 12 pages


                                  LIABILITIES

                                                                           March 31,
                                                                             1997                  December 31,
                                                                         (Unaudited)                   1996
                                                                         -----------               ------------
Current Liabilities:
     Accounts payable - trade                                             $   25,047                $   21,246
     Accrued officer wages                                                   300,000                   294,000
     Accrued interest - officer                                               62,810                    58,635
     Current portion of long-term debt                                        12,000                    12,000
                                                                          ----------                ----------
              Total current liabilities                                      399,857                   385,881
                                                                          ----------                ----------


Other Liabilities:
     Long-term debt, less current
      portion:
         Officer                                                             218,754                   220,754
         Bank                                                                  7,308                     9,770
                                                                          ----------                ----------
                                                                             226,062                   230,524
                                                                          ----------                ----------

                         SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427
      shares                                                                 173,254                   173,254
Additional Paid-In Capital                                                 1,213,236                 1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                                               (2,012,276)               (2,003,309)
                                                                           ----------                ----------

         Total shareholders' equity

          (deficit)                                                         (625,786)                 (616,819)
                                                                          ----------                ----------


Total Liabilities and Shareholders'

     Equity (Deficit)                                                     $      133                $     (414)
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

                                                              Page 5 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                       -----------------------------------
                                           1997                     1996
                                           ----                     ----
Consulting Income                      $   21,500               $   29,000


Operating Expenses:
     Administrative and general            25,755                   28,851
                                       ----------               ----------

         Operating income (loss)           (4,255)                     149
                                       ----------               ----------


Other Income (Expense):
     Interest expense                      (4,713)                  (4,503)
                                       ----------               ----------


Net Loss                               $   (8,968)              $   (4,354)
                                       ==========               ==========


Net Loss Per Common Share              $   (0.000)              $   (0.000)
                                       ==========               ==========


Weighted Average Shares Out-
 standing During the Period            17,325,427               17,325,427
                                       ==========               ==========


                See notes to consolidated financial statements.

                                                              Page 6 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
               For the period March 13, 1985 (date of inception)
                             through March 31, 1997

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

                                                              Page 7 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                  (Unaudited)
               For the period March 13, 1985 (date of inception)
                             through March 31, 1997

                                                 Common Stock                                      Deficit
                                          -------------------------                              Accumulated              Total
                                                    Issued                   Capital in            During              Shareholders'
                                          -------------------------          Excess of           Development              Equity
                                          Shares             Amount             Par                 Stage                (Deficit)
                                          ------             ------          ----------          -----------           -------------
Balance, December 31,
1988                                   9,975,427             99,754            662,821              (986,754)           (224,179)

Debt Conversion                        2,000,000             20,000            100,000                                   120,000
Common Shares Issued                   1,500,000             15,000             95,000                                   110,000
Contribution of
 Capital                                                                       106,415                                   106,415
Net Loss for the Year                                                                               (156,153)           (156,153)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1989                                 13,475,427            134,754            964,236            (1,142,907)            (43,917)

Common Shares Issued                   3,850,000             38,500            241,500                                   280,000
Net Loss for the Year                                                                               (490,642)           (490,642)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1990                                 17,325,427            173,254          1,205,736            (1,633,549)           (254,559)

Net Loss for the Year                                                                                (22,323)            (22,323)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1991                                 17,325,427            173,254          1,205,736            (1,655,872)           (276,882)

Net Loss for the Year                                                                                (78,322)            (78,322)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1992                                 17,325,427            173,254          1,205,736            (1,734,194)           (355,204)

Donated Capital                                                                  7,500                                     7,500
Net Loss for the Year                                                                                (85,884)            (85,884)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1993                                 17,325,427            173,254          1,213,236            (1,820,078)           (433,588)

Net Loss for the Year                                                                                (61,810)            (61,810)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1994                                 17,325,427            173,254          1,213,236            (1,881,888)           (495,398)

Net Loss for the Year                                                                                (58,056)            (58,056)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1995                                 17,325,427            173,254          1,213,236            (1,939,944)           (553,454)

Net Loss for the Year                                                                                (63,365)            (63,365)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1996                                 17,325,427            173,254          1,213,236            (2,003,309)           (616,819)

Net Loss for the Period                                                                               (8,967)             (8,967)
                                      ----------            -------          ---------            ----------            --------

Balance, March 31, 1997               17,325,427           $173,254         $1,213,236           $(2,012,276)          $(625,786)
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

                                                              Page 8 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                            -------------------------------
                                                                              1997                    1996
                                                                              ----                    ----
Cash Flows From Operating Activities:
      Net loss                                                              $(8,967)                $(4,354)

      Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
             Increase in liabilities:
                   Accounts payable                                           3,801                   1,795
                   Accrued expenses                                          10,175                  10,115
                                                                            -------                 -------
                      Net cash provided by
                       operating activities                                   5,009                   7,556
                                                                            -------                 -------

Cash Flows From Financing Activities:
      Principal payments on bank debt                                        (2,462)                 (3,519)
      Proceeds of borrowings from officer                                     3,000
      Repayment of borrowings from officer                                   (5,000)                 (4,000)
                                                                             ------                 -------
                      Net cash used by
                       financing activities                                  (4,462)                 (7,519)
                                                                            -------                 -------

Net Increase in Cash                                                            547                      37

      Cash, beginning of period                                                (414)                  3,178
                                                                            -------                 -------

Cash, end of period                                                         $   133                 $ 3,215
                                                                            =======                 =======


Supplemental Disclosure of Cash Flows
 Information:

      Cash paid for interest                                                 $  538                  $  388
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

                                                             Page 9 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

         These financial statements should be read in conjunction with the audited financial statements of the Company contained in its report on Form 10-K for the year ended December 31, 1996.

                                                             Page 10 of 12 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company though it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended March 31, 1997, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the first quarter of 1997, the Company provided pharmaceutical consulting which resulted in consulting revenue of $21,500 compared to consulting revenues of $29,000 during the first quarter of 1996.

Administration and general expense decreased from $28,851 for the three months ended March 31, 1996 to $25,755 for the three months ended March 31, 1997, or approximately 11%. The decrease occurred because in 1996 the Company had less activity than during 1997. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended March 31, 1997, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $4,175.

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

                                                  HEALTH & LEISURE, INC.

Date May 12, 1997                                 by /S/ Robert M. Feldman
                                                    ----------------------
                                                    Robert M. Feldman
                                                    President and Director

Date May 12, 1997                                 by /S/ Burton Schildhouse
                                                    -----------------------
                                                    Burton Schildhouse
                                                    Secretary, Treasurer and
                                                     Director