Form 10QSB
period 1997-06-30
HEALTH & LEISURE INC /DE/
filed 1997-08-12
CIK 774657

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

                 For the quarterly period ended: June 30, 1997

                                       or

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

Yes _X_   No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, par value $0.01                              17,325,427
-----------------------------                    ------------------------------
          (Class)                                (Outstanding at July 31, 1997)

                                                              Page 2 of 12 pages

                             HEALTH & LEISURE, INC.

                               TABLE OF CONTENTS

                                                                             Page #
                                                                             ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1997
          and December 31, 1996                                               3 - 4

         Consolidated Statements of Operations for
          the six months ended June 30, 1997
          and 1996                                                              5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to June 30, 1997                           6 - 7

         Consolidated Statements of Cash Flows for the
          six months ended June 30, 1997 and 1996                               8

         Notes to the Consolidated Financial Statements                         9


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                       10

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                 11

              Signature Page                                                   12

                                                              Page 3 of 12 pages

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             HEALTH & LEISURE, INC.
                         (a development stage company)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          June 30,
                                                                           1997                    December 31,
                                                                        (Unaudited)                    1996
                                                                        -----------                ------------
Current Assets:

     Cash                                                                 $    4,115                $     (414)
                                                                          ----------                ----------
Furniture and Fixtures, less
 accumulated depreciation                                                     -0-                       -0-
                                                                          ----------                ----------



Total Assets                                                              $    4,115                $     (414)
                                                                          ==========                ==========

                See notes to consolidated financial statements.

                                                              Page 4 of 12 pages

                                  LIABILITIES

                                                                          June 30,
                                                                           1997                    December 31,
                                                                        (Unaudited)                    1996
                                                                        -----------                ------------
Current Liabilities:
     Accounts payable - trade                                             $   27,106                $   21,246
     Accrued officer wages                                                   306,000                   294,000
     Accrued interest - officer                                               66,985                    58,635
     Current portion of long-term debt                                        12,000                    12,000
                                                                          ----------                ----------
              Total current liabilities                                      412,091                   385,881
                                                                          ----------                ----------
Other Liabilities:
     Long-term debt, less current
      portion:
         Officer                                                             220,754                   220,754
         Bank                                                                  4,804                     9,770
                                                                          ----------                ----------
                                                                             225,558                   230,524
                                                                          ----------                ----------

                                           SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427
      shares                                                                 173,254                   173,254
Additional Paid-In Capital                                                 1,213,236                 1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                                               (2,020,024)               (2,003,309)
                                                                          ----------                ----------
         Total shareholders' equity
          (deficit)                                                         (633,534)                 (616,819)
                                                                          ----------                ----------
Total Liabilities and Shareholders'
     Equity (Deficit)                                                     $    4,115                $     (414)
                                                                          ==========                ==========


                See notes to consolidated financial statements.

                                                              Page 5 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended                          Six Months Ended
                                                  June 31,                                   June 30,
                                         ---------------------------                   ----------------------
                                         1997                   1996                   1997              1996
                                         ----                   ----                   ----              ----
Consulting Income                    $   21,500             $    9,000             $   43,000         $   38,000

Operating Expenses:
     Administrative
      and general                        24,577                 19,709                 50,332             48,560
                                     ----------             ----------             ----------         ----------
         Operating
          (loss)                         (3,077)               (10,709)                (7,332)           (10,560)
                                     ----------             ----------             ----------         ----------
Other Income
 (Expense):
     Interest expense                    (4,670)                (4,784)                (9,383)            (9,287)
                                     ----------             ----------             ----------         ----------

Net Loss                             $   (7,747)            $  (15,493)            $  (16,715)        $  (19,847)
                                     ==========             ==========             ==========         ==========
Net Loss Per Common
 Share                               $   (0.000)            $   (0.001)            $   (0.001)        $   (0.001)
                                     ==========             ==========             ==========         ==========
Weighted Average
 Shares Outstanding
 During the Period                   17,325,427             17,325,427             17,325,427         17,325,427
                                     ==========             ==========             ==========         ==========


                See notes to consolidated financial statements.

                                                              Page 6 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
               For the period March 13, 1985 (date of inception)
                             through June 30, 1997

                                               Common Stock                                        Deficit
                                        ---------------------------                              Accumulated              Total
                                                  Issued                    Capital in             During              Shareholders'
                                        ---------------------------          Excess of           Development              Equity
                                          Shares            Amount              Par                 Stage               (Deficit)
                                          ------            ------           ---------           -----------            ---------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception                         300,000            $ 3,000          $   3,000                                  $  6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc.                                  7,700,000             77,000             (3,000)           $ (27,049)              46,951
                                      ----------            -------          ---------            ---------             --------
Balance, March 13,
 1985, inception,
 as restated                           8,000,000             80,000                                 (27,049)              52,951
Net Loss for the
 Period                                                                                             (96,722)             (96,722)
                                      ----------            -------                               ---------             --------
Balance, December 31,
 1985                                  8,000,000             80,000                                (123,771)             (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                               1,000,000             10,000             64,390                                    74,390
Proceeds from Exercise
 of Series A Warrants                    625,427              6,254            614,661                                   620,915
Net Loss for the Year                                                                              (230,969)            (230,969)
                                      ----------            -------          ---------            ---------             --------
Balance, December 31,
 1986                                  9,625,427             96,254            679,051             (354,740)             420,565
Proceeds from Exercise
 of Options                              140,000              1,400               (550)                                      850
Proceeds from Exercise
 of Series A Warrants                     10,000                100              9,900                                    10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                           200,000              2,000                                                        2,000
Costs Incurred in
 Obtaining Capital                                                             (25,580)                                  (25,580)
Net Loss for the Year                                                                              (374,614)            (374,614)
                                      ----------            -------          ---------           ---------              --------
Balance, December 31,
 1987                                  9,975,427             99,754            662,821             (729,354)              33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc.                                                                                               (14,689)             (14,689)
Net Loss for the Year                                                                              (242,711)            (242,711)
                                      ----------            -------          ---------            ---------             --------
Balance, December 31,
 1988                                  9,975,427             99,754            662,821             (986,754)            (224,179)

                See notes to consolidated financial statements.

                                                              Page 7 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                  (Unaudited)
               For the period March 13, 1985 (date of inception)
                             through June 30, 1997

                                               Common Stock                                        Deficit
                                        ---------------------------                              Accumulated              Total
                                                  Issued                    Capital in             During              Shareholders'
                                        ---------------------------          Excess of           Development              Equity
                                          Shares            Amount              Par                 Stage               (Deficit)
                                          ------            ------           ---------           -----------            ---------
Balance, December 31,
 1988                                  9,975,427             99,754            662,821              (986,754)           (224,179)

Debt Conversion                        2,000,000             20,000            100,000                                   120,000
Common Shares Issued                   1,500,000             15,000             95,000                                   110,000
Contribution of
 Capital                                                                       106,415                                   106,415
Net Loss for the Year                                                                               (156,153)           (156,153)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1989                                 13,475,427            134,754            964,236            (1,142,907)            (43,917)

Common Shares Issued                   3,850,000             38,500            241,500                                   280,000
Net Loss for the Year                                                                               (490,642)           (490,642)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1990                                 17,325,427            173,254          1,205,736            (1,633,549)           (254,559)

Net Loss for the Year                                                                                (22,323)            (22,323)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1991                                 17,325,427            173,254          1,205,736            (1,655,872)           (276,882)

Net Loss for the Year                                                                                (78,322)            (78,322)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1992                                 17,325,427            173,254          1,205,736            (1,734,194)           (355,204)

Donated Capital                                                                  7,500                                     7,500
Net Loss for the Year                                                                                (85,884)            (85,884)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1993                                 17,325,427            173,254          1,213,236            (1,820,078)           (433,588)

Net Loss for the Year                                                                                (61,810)            (61,810)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1994                                 17,325,427            173,254          1,213,236            (1,881,888)           (495,398)

Net Loss for the Year                                                                                (58,056)            (58,056)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1995                                 17,325,427            173,254          1,213,236            (1,939,944)           (553,454)

Net Loss for the Year                                                                                (63,365)            (63,365)
                                      ----------            -------          ---------            ----------            --------
Balance, December 31,
 1996                                 17,325,427            173,254          1,213,236            (2,003,309)           (616,819)

Net Loss for the Period                                                                              (16,715)            (16,715)
                                      ----------            -------          ---------            ----------            --------
Balance, June 30, 1997                17,325,427           $173,254         $1,213,236           $(2,020,024)          $(633,534)
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

                                                              Page 8 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six months Ended
                                                                                      June 30,
                                                                            ----------------------------
                                                                            1997                    1996
                                                                            ----                    ----
Cash Flows From Operating Activities:
      Net loss                                                             $(16,715)               $(19,847)
      Adjustments to reconcile net loss
       to net cash provided (used) by
       operating activities:
             Increase in liabilities:
                   Accounts payable                                           5,860                 (10,114)
                   Accrued expenses                                          20,350                  20,230
                                                                            -------                 -------
                      Net cash provided (used)
                       by operating activities                                9,495                  (9,731)
                                                                            -------                 -------
Cash Flows From Financing Activities:
      Principal payments on bank debt                                        (4,966)                 (4,910)
      Proceeds from bond debt                                                                        18,000
      Proceeds of borrowings from officer                                     5,000
      Repayment of borrowings from officer                                   (5,000)                 (4,000)
                                                                             ------                 -------
                      Net cash provided (used) by
                       financing activities                                  (4,966)                  9,090
                                                                            -------                 -------
Net Increase (Decrease) in Cash                                               4,529                    (641)
      Cash, beginning of period                                                (414)                  3,178
                                                                            -------                 -------
Cash, end of period                                                         $ 4,115                 $ 2,537
                                                                            =======                 =======
Supplemental Disclosure of Cash Flows
 Information:
      Cash paid for interest                                                $ 1,033                 $   811
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

                                                              Page 9 of 12 pages

                             HEALTH & LEISURE, INC.
                         (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

         These financial statements should be read in conjunction with the audited financial statements of the Company contained in its report on Form 10-K for the year ended December 31, 1996.

                                                             Page 10 of 12 pages

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended June 30, 1997, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting as an ongoing business operation and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the second quarter of 1997, the Company provided pharmaceutical consulting which resulted in consulting revenue of $21,500 compared to consulting revenues of $9,000 during the second quarter of 1996.

Administration and general expense increased from $19,709 for the six months ended June 30, 1996 to $24,577 for the three months ended June 30, 1997, or approximately 25%. The increase occurred because the Company had more activity during 1997. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended June 30, 1997, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 1997, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $4,175.

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

                                             HEALTH & LEISURE, INC.

Date  August 8, 1997                         by /s/ Robert M. Feldman
     -------------------                        -----------------------
                                                Robert M. Feldman
                                                President and Director

Date  August 8, 1997                         by /s/ Burton Schildhouse
     -------------------                        -----------------------
                                                Burton Schildhouse
                                                Secretary, Treasurer and
                                                Director