Form 10QSB
period 1997-09-30
HEALTH & LEISURE INC /DE/
filed 1997-11-14
CIK 774657

                                      Page 1 of 12 pages
                                (sequentially numbered document)




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB
[x]                QUARTERLY REPORT PURSUANT TO ss.13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:   September 30, 1997

                                       or

[ ]                TRANSITION REPORT PURSUANT TO ss.13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition from __________ to__________



Commission File Number:  0-15807

                             HEALTH & LEISURE, INC.
                             --------------------
        (Exact name of Small Business Issuer as specified in its charter)

      Delaware                                                   31-1190725
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   203 East Broad Street, Columbus, Ohio 43215
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (614) 228-2225
                                 --------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   --
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01                             17,325,427
-----------------------------                 ----------------------------------
          (Class)                             (Outstanding at November 6, 1997)

                                                              Page 2 of 12 pages
                             HEALTH & LEISURE, INC.

                               Table of Contents
                               -----------------

                                                                         Page #


PART I - FINANCIAL INFORMATION
         ---------------------
  Item 1.  Financial Statements

    Consolidated Balance Sheets at September 30, 1997
       and December 31, 1996                                              3 - 4

    Consolidated Statements of Operations for
      the nine months ended September 30, 1997
        and 1996                                                             5

    Consolidated Statements of Changes in
     Shareholders' Equity for the period March 13,
     1985 (date of inception) to September 30, 1997                       6 - 7

    Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1997 and 1996                          8

    Notes to the Consolidated Financial Statements                           9


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                        10


PART II - OTHER INFORMATION
          -----------------
Item 6.  Exhibits and Reports on Form 8-K                                   11

         Signature Page                                                     12

                                                              Page 3 of 12 pages



PART I - FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                September 30,
                                                   1997            December 31,
                                                (Unaudited)            1996
                                               -------------       ------------
Current Assets:


  Cash                                            $    -0-          $      (414)
                                                  --------          ------------

Furniture and Fixtures, less
 accumulated depreciation                              -0-               -0-
                                                  --------          ------------


Total Assets                                      $    -0-          $      (414)

                                                  --------          ------------


                See notes to consolidated financial statements.

                                                              Page 4 of 12 pages


                                   LIABILITIES
                                   -----------

                                                     September 30,
                                                         1997       December 31,
                                                      (Unaudited)       1996
                                                    -------------   ------------
Current Liabilities:
Accounts payable - trade                            $    29,813      $    21,246
Accrued officer wages                                   312,000          294,000
Accrued interest - officer                               71,160           58,635
Current portion of long-term debt                        12,000           12,000
                                                    -----------      -----------
Total current liabilities                               424,973          385,881
                                                    -----------      -----------

Other Liabilities:
Long-term debt, less current
 portion:
   Officer                                             226,454           220,754
   Bank                                                  2,232             9,770
                                                    -----------      -----------
                                                       228,686           230,524
                                                    -----------      -----------


                         SHAREHOLDERS' EQUITY (DEFICIT)
                         -----------------------------
Preferred Stock, $.01 par value:
  Authorized - 10,000,000 shares
  Issued and outstanding - none
Common Stock, $.01 par value:
  Authorized - 20,000,000 shares
  Issued and outstanding - 17,325,427
   shares                                              173,254           173,254
Additional Paid-In Capital                           1,213,236         1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                         (2,040,149)       (2,003,309)

                                                    -----------      -----------
Total shareholders' equity
 (deficit)                                            (653,659)         (616,819)
                                                    -----------      -----------


Total Liabilities and Shareholders'
   Equity (Deficit)                                 $    -0-         $      (414)
                                                    ===========      ===========


                See notes to consolidated financial statements.

                                                              Page 5 of 12 pages



                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                          Three Months Ended                Nine Months Ended
                             September 30,                     September 30,
                      ----------------------------    ----------------------------
                           1997            1996             1997          1996
                           ----            ----             ----          ----
Consulting Income     $      9,000    $      9,000    $     52,000    $     47,000


Operating Expenses:
  Administrative and
    general                 24,522          22,938          74,854          71,498
                      ------------    ------------     -----------     -----------
      Operating loss       (15,522)        (13,938)        (22,854)        (24,498)
                      ------------    ------------     -----------     -----------

Other Income
  (Expense):
      Interest expense      (4,603)         (5,037)        (13,986)        (14,324)
                      ------------    ------------     -----------     -----------


Net Loss              $    (20,125)   $    (18,975)   $    (36,840)   $    (38,822)
                      ============    ============     ===========    ============


Net Loss Per Common
  Share               $     (0.001)   $     (0.001)   $     (0.002)   $     (0.002)
                      ============    ============     ===========    ============


Weighted Average
  Shares Outstanding
  During the Period     17,325,427      17,325,427      17,325,427      17,325,427
                      ============    ============     ===========    ============


                See notes to consolidated financial statements.




                                                              Page 6 of 12 pages




                             HEALTH & LEISURE, INC.
                          (a development stage company)

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                   For the period March 13, 1985 (date of inception)
                           through September 30, 1997


                                 Common Stock                            Deficit
                            ------------------------                   Accumulated       Total
                                   Issued                Capital in       During     Shareholders'
                            ------------------------      Excess of    Development       Equity
                             Shares         Amount          Par         Stage         (Deficit)
                            ---------      ---------     ----------    -----------   -------------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception              300,000     $    3,000         $3,000                   $     6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc                        7,700,000         77,000         (3,000)   $   (27,049)        46,951
                            ---------      ---------     ----------    -----------    -----------
Balance, March 13,
 1985, inception,
 as restated                8,000,000         80,000                       (27,049)        52,951
Net Loss for the
 Period                                                                   (96,722)       (96,722)
                            ---------      ---------                   -----------    -----------
Balance, December
 1985                       8,000,000         80,000                      (123,771)       (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                    1,000,000         10,000         64,390                        74,390
Proceeds from Exercise
 of Series A Warrants         625,427          6,254        614,661                       620,915
Net Loss for the Year                                                     (230,969)      (230,969)
                            ---------      ---------     ----------    -----------    -----------
Balance, December 31,
 1986                       9,625,427         96,254        679,051       (354,740)       420,565
Proceeds from Exercise
 of Options                   140,000          1,400           (550)                          850
Proceeds from Exercise
 of Series A Warrants          10,000            100          9,900                        10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                200,000          2,000                                        2,000
Costs Incurred in
 Obtaining Capital                                          (25,580)                      (25,580)
Net Loss for the Year                                                     (374,614)      (374,614)
                            ---------      ---------     ----------    -----------    -----------
Balance, December 31,
 1987                       9,975,427         99,754        662,821       (729,354)        33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc                                                                       (14,689)       (14,689)
Net Loss for the Year                                                     (242,711)      (242,711)
                            ---------      ---------     ----------    -----------    -----------
Balance, December 31,
  1988                      9,975,427         99,754        662,821       (986,754)      (224,179)


                See notes to consolidated financial statements.

                                                              Page 7 of 12 pages





                             HEALTH & LEISURE, INC.
                          (a development stage company)

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
               For the period March 13, 1985 (date of inception)
                           through September 30, 1997


                                 Common Stock                            Deficit
                            ------------------------                   Accumulated       Total
                                   Issued                Capital in       During     Shareholders'
                            ------------------------      Excess of    Development       Equity
                             Shares         Amount          Par         Stage         (Deficit)
                           ----------      ---------     ----------    -----------   -------------
Balance, December 31,
1988                        9,975,427         99,754        662,821       (986,754)      (224,179)

Debt Conversion             2,000,000         20,000        100,000                       120,000
Common Shares Issued        1,500,000         15,000         95,000                       110,000
Contribution of
 Capital                                                    106,415                       106,415
Net Loss for the Year                                                     (156,153)      (156,153)
                           ----------      ---------     ----------    -----------    -----------

Balance, December 31,
 1989                      13,475,427        134,754        964,236     (1,142,907)       (43,917)

Common Shares Issued        3,850,000         38,500        241,500                       280,000
Net Loss for the Year                                                     (490,642)      (490,642)
                           ----------      ---------     ----------    -----------    -----------

Balance, December 31,
 1990                      17,325,427        173,254      1,205,736     (1,633,549)      (254,559)
Net Loss for the Year                                                      (22,323)       (22,323)
                           ----------      ---------     ----------    -----------    -----------

Balance, December 31,
 1991                      17,325,427        173,254      1,205,736     (1,655,872)      (276,882)

Net Loss for the Year                                                      (78,322)       (78,322)
                           ----------      ---------     ----------    -----------    -----------
Balance, December 31,
 1992                      17,325,427        173,254      1,205,736     (1,734,194)      (355,204)

Donated Capital                                               7,500                         7,500
Net Loss for the Year                                                      (85,884)       (85,884)
                           ----------      ---------     ----------    -----------    -----------
Balance, December 31,
 1993                      17,325,427        173,254      1,213,236     (1,820,078)      (433,588)

Net Loss for the Year                                                      (61,810)       (61,810)
                           ----------      ---------     ----------    -----------    -----------
Balance, December 31,
 1994                      17,325,427        173,254      1,213,236     (1,881,888)      (495,398)
Net Loss for the Year                                                      (58,056)       (58,056)
                           ----------      ---------     ----------    -----------    -----------
Balance, December 31,
 1995                      17,325,427        173,254      1,213,236     (1,939,944)      (553,454)
Net Loss for the Year                                                      (63,365)       (63,365)
                           ----------      ---------     ----------    -----------    -----------
Balance, December 31,
 1996                      17,325,427        173,254      1,213,236     (2,003,309)      (616,819)
Net Loss for the Period                                                    (36,840)       (36,840)
                           ----------      ---------     ----------    -----------    -----------
Balance,
 September 30, 1997        17,325,427       $173,254     $1,213,236    $(2,040,149)     $(653,659)
                           ==========      =========     ==========    ===========    ===========




              See notes to consolidated financial statements.

                                                              Page 8 of 12 pages




                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Nine Months Ended
                                                    September 30,
                                            ---------------------------
                                             1997                1996
                                             ----                ----
Cash Flows From Operating Activities:
 Net loss                                   $(36,840)          $(38,822)

Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Increase (decrease) in
      liabilities:
       Accounts payable                        8,567             (4,165)
       Accrued expenses                       30,525             30,342
                                            --------           --------
        Net cash used by oper-
         ating activities                      2,252            (12,645)
                                            --------           --------
Cash Flows From Financing Activities:
 Principal payments on bank debt              (7,538)            (7,985)
 Proceeds from bank debt                                         18,000
 Proceeds of borrowings from officer          10,700              4,000
 Repayment of borrowings from officer         (5,000)            (4,000)
                                            --------           --------
        Net cash provided by
         financing activities                 (1,838)            10,015
                                            --------           --------
Net Increase (Decrease) in Cash                  414             (2,630)

 Cash, beginning of period                      (414)             3,178
                                            --------           --------
 Cash, end of period                        $  -0-             $    548
                                            ========           ========

Supplemental Disclosure of Cash Flows
 Information:
  Cash paid for interest                    $  1,461           $  1,982
                                            ========           ========

                See notes to consolidated financial statements.

                                                              Page 9 of 12 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION
         ---------------------

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                                             Page 10 of 12 pages



            Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company though it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended September 30, 1997, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting as an ongoing business operation and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the third quarter of 1997, the Company provided pharmaceutical consulting which resulted in consulting revenue of $9,000 compared to consulting revenues of $9,000 during the third quarter of 1996.

Administration and general expense increased from $22,938 for the nine months ended September 30, 1996 to $24,522 for the three months ended September 30, 1997, or approximately 7%. The increase occurred because the Company had more activity during 1997. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended September 30, 1997, by the Company, include the salary of the Company's president, $6,000, that was accrued by not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the quarter ended September 30, 1997, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000, accrued interest payable to the Company's president in the amount of $4,175 and a loan from the Company's president in the amount of $5,700.

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



                                      HEALTH & LEISURE, INC.


Date November 6, 1997               by/S/ Robert M. Feldman
     -----------------------          -----------------------------
                                      Robert M. Feldman
                                      President and Director


Date November 6, 1997               by/S/ Burton Schildhouse
     -----------------------          -----------------------------
                                      Burton Schildhouse
                                      Secretary, Treasurer and
                                      Director