Form 10KSB40
period 1997-12-31
HEALTH & LEISURE INC /DE/
filed 1998-03-31
CIK 774657

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

                  For the fiscal year ended December 31, 1997
                                            -----------------
                                       or

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

                  Yes    X      No
                        ---         ---
         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year. $75,250
                                                                  -------
         There are no recent quotes available for the Registrant's common stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of any recent date.

         On March 27, 1998, the Issuer had outstanding 17,325,427 shares of common stock, $0.01 par value, which is the Issuer's only class of common stock.

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

         Although the Company has considered a number of combination candidates, it has not decided to proceed with any of them. The Company is currently in discussions with several prospective combination candidates, however it has not made the decision to proceed with a combination with any of them at this time, and there can be no assurance that such a combination will occur.

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

Consulting Services

         In order to fund ongoing expenses of the Company during the years 1993 through 1997 and to enable the Company to pay liabilities, the Company has entered into arrangements with pharmaceutical chains pursuant to which the Company has provided consulting services. These services began in April 1993. These services are provided on behalf of the Company by its president, who is a licensed pharmacist. It is not intended that consulting services will be an ongoing business of the Company. These consulting services are being rendered on a month-to-month basis. Once the Company completes a combination with a viable business opportunity, these services will terminate. There can be no assurance that such services will not be terminated prior to a combination with a business opportunity.

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

         No matters were submitted to a vote of stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's shares of common stock are traded on the over-the-counter market. However, there has not been any significant trading activity in the Company's stock, no established public trading market exists, and no quotations for the Company's stock during 1996 and 1997 are available, as reflected in the following table.

                  Period                    Bid Prices
                  ------                    ----------
         1997
         ----
               First Quarter                (not quoted)
               Second Quarter               (not quoted)
               Third Quarter                (not quoted)
               Fourth Quarter               (not quoted)

         1996
         ----
               First Quarter                (not quoted)
               Second Quarter               (not quoted)
               Third Quarter                (not quoted)
               Fourth Quarter               (not quoted)

-------------------------


Holders of Securities

         As of December 31, 1997, there were approximately 559 holders of record of the Company's shares of common stock.

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

         The primary expenses in connection with this activity are travel and telephone expenses incurred to investigate business opportunities and the salary expense of the Company's president. During 1995, the Company also incurred additional legal and accounting expenses to bring current and complete its reporting requirements under the Securities and Exchange Act of 1934. The Company expects to fund its cash requirements for the next 12 months in the same manner as it has in the past several years as follows: (a) although the president's salary accrues, the Company has not actually paid the salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise; (b) the Company has generated funds by providing consulting services to pharmaceutical chains. $75,250 was generated from this activity in 1997, $53,000 was generated from this activity in 1996 and $59,000 was generated from this activity in 1995. This consulting is not expected to be an ongoing business of the Company but only a means to help fund expenses and there can be no assurance that these consulting services will continue; (c) the Company's president has personally loaned funds to the Company. He loaned the Company $2,000 during 1997, $15,139 during 1996, $21,272 during 1995, $36,149 during 1994, $81,057 during 1993, $44,954 during
1992 and $62,320 during 1991. Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements. The Company does not anticipate incurring any significant expense as a result of year 2000 compliance of computer based systems. However, if the Company consummates a business combination with another entity it is possible that such entity would have significant expense so that its computer systems can process data after the year 2000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required under this Item is contained under the heading "Independent Auditor's Report" and is included herein as Exhibit 4 and is hereby incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         There are no disclosures required under this Item.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                         Age                 Position and Business Experience                   Director Since
     ----                         ---                 --------------------------------                   --------------
Robert M. Feldman                  66                 Chairman of the Board of Directors, President,           1986
                                                      and Chief Executive Officer of the Company.
                                                      Since 1984, Mr. Feldman has been involved
                                                      with the organization, development, and oper-
                                                      ating of the Company and its subsidiaries. Mr.
                                                      Feldman is a licensed pharmacist in the State of
                                                      Ohio.

Burton Schildhouse                 72                 Secretary, Treasurer and director of the                 1986
                                                      Company. From June 1990 to June 1995, Mr.
                                                      Schildhouse served as Vice President of the
                                                      Greater Columbus Chamber of Commerce. For
                                                      more than 25 years, Mr. Schildhouse has been
                                                      Chief Executive Officer of Burton Schildhouse
                                                      Communications Counsel, Columbus, Ohio, a
                                                      firm which provides consulting services to
                                                      businesses, institutions, and public agencies on
                                                      business and development issues, public affairs,
                                                      communications, public relations, and adver-
                                                      tising. He has served as its Chairman from July
                                                      1995 to present.

Arthur Aaronson                    49                 Director of the Company. Since 1975, Mr.                1989
                                                      Aaronson has been a partner in the law firm of
                                                      Aaronson & Aaronson, Los Angeles, California.

James S. Koroloff                  64                 Director of the Company. From May 1990 to               1990
                                                      December 1991, he served as a vice president
                                                      of the Company. Since June 1989, Mr.
                                                      Koroloff has also been president of Westchester
                                                      Capitol Corporation, Toledo, Ohio, a firm which
                                                      is engaged in raising venture capital for
                                                      businesses. From July 1988 to June 1989,
                                                      Mr. Koroloff was vice president of syndications
                                                      for United Satellite Associations, Detroit,
                                                      Michigan. From January 1985 to July 1988,
                                                      Mr. Koroloff was a consultant and later a vice
                                                      president of syndication for First Ameri-Cable
                                                      Corporation, Columbus, Ohio, a company
                                                      engaged in providing cable television services.
                                                      Mr. Koroloff's duties with both United Satellite
                                                      Associates and First Ameri-Cable Corporation
                                                      involved raising capital for the operations of the
                                                      companies.

Donald S. Franklin                 68               Director of the Company. From 1991 until                   1990
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



         During 1997, the directors took action by unanimous written consent without a meeting one time.

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


                                                                                                    All
                                                 Other                   Securities                Other
      Name                                      Annual     Restricted     Underly-       LTIP      Comp-
       and                                      Compen-       Stock          ing         Pay-      ensa-
    Principal              Salary     Bonus     sation      Award(s)      Options/       outs      tion
    Position      Year       (1)       ($)      ($)(1)         ($)        SARs (#)       ($)        ($)
    --------      ----     ------    -------    ------       -------      --------     ----        ----
    Robert M.
    Feldman,
    President     1997    $24,000      $0         $0           $0            $0           $0        $0

                  1996    $24,000      $0         $0           $0            $0           $0        $0

                  1995    $42,000      $0         $0           $0            $0           $0        $0


-------------------------

(1) Salaries have been accrued pursuant to an employment agreement with H&L Concepts, Inc., a wholly owned subsidiary of the Company. Under the agreement, Mr. Feldman was entitled to receive an annual salary of $24,000 in 1995, 1996 and 1997. However, because of the Company's cash position, Mr. Feldman did not receive any of his salary during these years. Such salary is reflected as an accrued liability on the Company's financial statements. The employment agreement also provides for the use of an automobile and certain other benefits as the Board may from time to time determine.

Compensation of Directors

         No Director of the Company has received any compensation as such, to date, and there are no plans to compensate Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information with respect to the only persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 1997:

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


Security Ownership of Management

         The following table sets forth certain information with respect to the number of shares of Common Stock beneficially owned by each director of the Company, and by all directors and officers of the Company as a group, as of December 31, 1997:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of the end of 1997, the Company owed Robert M. Feldman $222,754, exclusive of accrued and unpaid salary and exclusive of interest. Such amount consisted of (a) monies owed by the Company to Mr. Feldman under a promissory note dated April 12, 1991, (b) advances by Mr. Feldman to the Company during the years 1991 through 1997, and (c) accrued interest under such 1991 promissory note and for such advances through 1997. The aggregate amount owed through 1994 was consolidated into a promissory note from the Company to Mr. Feldman dated January 18, 1995 in the principal amount of $184,343, with principal and accrued interest payable over a five year period in equal monthly installments of principal and interest beginning in February 1996. In February 1996, the date for the commencement of monthly payments was extended to February 1, 1997. In February 1997, the date for the commencement of monthly payments was further extended to February 1, 1998 and in February 1998 the date for Commencement of monthly payments was further extended to February 1, 1999. Additionally, the Company executed similar notes in February 1996, February 1997 and February 1998, for amounts advanced during 1995, 1996 and 1997 in the principal amount of $21,272, $15,139, and $2,000 respectively. In the event of a change in control of the Company, all principal and accrued interest under the notes is, at Mr. Feldman's option, immediately due and payable. Generally, a change of control is defined in the notes to mean (i) when a person or group acquires 20 percent or more of the Company's outstanding shares; (ii) when, during any period of 24 consecutive months, the individuals who, at the beginning of such period, constitute the board of directors cease for any reason other than death to constitute a majority of the board; or (iii) upon the acquisition of the Company by an outside entity through a transaction requiring shareholder approval.

         In 1996, $21,770 was due to a bank from a loan the Company obtained in 1996 in the amount of $26,000. The note bears interest at the bank's lending rate of prime plus 1%, and is payable in 24 equal monthly installments of principal and interest of $1,000. The loan is personally guaranteed by Mr. Feldman. The principal amount due on this loan as of December 31, 1997 was $11,586.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   LISTING OF FINANCIAL STATEMENTS

                  The following financial statements of the Company are incorporated by reference in Item 8:

                           Independent Auditors' Report.

                           Consolidated Balance Sheets at December 31, 1996 and 1996.

                           Consolidated Statement of Operations for the Years Ended December 31, 1997 and 1996, and for the period March 13, 1985 (Inception) through December 31, 1997.

                           Consolidated Statements of Shareholders' Equity Deficiency for the period March 13, 1985 (Inception) through December 31, 1997.

                           Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996, and for the period March 13, 1985 (Inception) through December 31, 1997.

                           Notes to Consolidated Financial Statements for the years ended December 31, 1997 and 1996.

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

                                                                                If Incorporated by Reference,
   Exhibit                                                                     Document with which Exhibit was
     No.                Description of Exhibit                                    Previously Filed with SEC
   -------              ----------------------                                    -------------------------
    3(E)           Promissory Note dated                              Form 10-KSB for year ending December 31, 1995.
                   February 1, 1996 from H & L
                   Concepts, Inc. to Robert M.
                   Feldman

    3(F)           Amendment dated February 1,                        Form 10-KSB for year ending December 31, 1996.
                   1997 to Promissory Note dated
                   January 18, 1995 from H&L
                   Concepts, Inc. to Robert M.
                   Feldman

    3(G)           Amendment dated February 1,                        Form 10-KSB for year ending December 31, 1996.
                   1997 to Promissory Note dated
                   February 1, 1996 from H&L
                   Concepts, Inc. to Robert M.
                   Feldman

    3(H)           Promissory Note dated                              Form 10-KSB for year ending December 31, 1996.
                   February 1, 1997 from H&L
                   Concepts, Inc. to Robert M.
                   Feldman

    3(I)           Amendment dated as of                                       Contained herein.
                   February 1, 1998 to
                   Promissory Note dated
                   January 18, 1995 from H&L
                   Concepts, Inc. to Robert M. Feldman


    3(J)           Amendment dated as of                                       Contained herein.
                   February 1, 1998 to
                   Promissory Note dated
                   February 1, 1996 from H&L
                   Concepts, Inc. to Robert M. Feldman

    3(K)           Amendment dated as of                                       Contained herein.
                   February 1, 1998 to
                   Promissory Note dated
                   February 1, 1997 from H&L
                   Concepts, Inc. to Robert M. Feldman

    3(L)           Promissory Note dated                                       Contained herein.
                   as of February 1, 1998 from H&L
                   Concepts, Inc. to Robert M. Feldman

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

                                        HEALTH & LEISURE, INC.

Date:  March 30, 1998                   By/s/ Robert M. Feldman
                                          ------------------------------------
                                          Robert M. Feldman, President,
                                          Chief Executive Officer and Chairman
                                          of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                            Title                         Date
     ---------                            -----                         ----
/s/ Robert M. Feldman
-----------------------          President, Chief Executive         March 30, 1998
Robert M. Feldman                Officer, and Chairman
                                 (Principal Executive Officer)


Burton Schildhouse*              Secretary, Treasurer and           March 30, 1998
----------------------           Director, (Principal Financial
Burton Schildhouse               Officer)


Arthur Aaronson*                 Director                           March 30, 1998
----------------------
Arthur Aaronson


Donald S. Franklin*              Director                           March 30, 1998
----------------------
Donald Franklin


James S. Koroloff*               Director                           March 30, 1998
----------------------
James Koroloff


         *The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By /s/ Robert M. Feldman
  ----------------------------                                  March 30, 1998
   Robert M. Feldman,
   Attorney-in-Fact

                    HEALTH & LEISURE, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

       Schedule IV - Indebtedness of and to Related Parties - Not Current

                                                                       Indebtedness to
                                  Balance at                    related parties - not current            Balance
             1997                  beginning                                                              end of
        Name of Person             of period           Additions                  Deductions              period
        --------------             ---------           ---------                  ----------             -------
Robert M. Feldman,                $220,754             $ 7,000(1)                 $5,000(2)              $222,754
President

             1996
        Name of Person
        --------------
Robert M. Feldman,                $205,615             $19,139(1)                 $4,000(2)              $220,754
President

             1995
        Name of Person
        --------------
Robert M. Feldman,                $184,343             $21,272(1)                $     0(2)              $205,615
President


--------------------

(1) 1997, 1996, and 1995 additions consist of borrowings of $7,000, $19,139, and $21,272, respectively.

(2) 1997, 1996, and 1995 deductions consist of principal payments of $5,000, $4,000, and $0, respectively.

                    HEALTH & LEISURE, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

               Schedule VIII - Valuation and Qualifying Accounts

                                                                                          Additions
                                                                   Additions             Charged to
                                            Balance at            Charged to                other            Balance at
                                             beginning            costs and               accounts             end of
                                             of period             expenses               describe             period
                                            ----------            ----------             -----------         ----------
                  1997
                  ----
Description:

   Allowance for doubtful
    accounts                                   $0                                                                $0
                                               ==                                                                ==


                  1996
                  ----
   Allowance for doubtful
    accounts                                   $0                                                                $0
                                               ==                                                                ==

                    HEALTH & LEISURE, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                      Schedule IX - Short Term Borrowings

                                                                   Maximum           Average         Weighted
                                                 Weighted          Amount            Amount           Average
        1997                     Balance          Average        Outstanding       Outstanding     Interest Rate
Category of Aggregate           at end of        Interest        During the        During the       During the
Short Term Borrowings            Period            Rate            Period          Period (1)       Period (2)
---------------------            ------            ----            ------          ----------       ----------
Notes payable to:

Financial Institution            $11,586          10.30%           $21,770           $16,337          11.11%


        1996
Category of Aggregate
Short Term Borrowings
---------------------
Notes payable to:

Financial Institution            $21,770          10.30%           $28,000           $21,206          13.42%


        1995
Category of Aggregate
Short term Borrowings
---------------------
Notes payable to:

Financial Institution            $14,149          10.85%           $20,000           $14,158           8.28%


-----------------

(1) The average amount outstanding during the period was computed by dividing the total period-end outstanding principal balances by 12.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by average period-end short term borrowings.

(3) In 1993, the payments on the note were changed to $1,000 per month including interest. In March 1994, April 1995 and April 1996, the Company renewed the note with an additional $26,000, $4,772 and $18,000, respectively.

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

         (10)                   3(E)               Promissory Note dated                  Form 10-KSB for year ending
                                                   February 1, 1996 from                  December 31, 1995.
                                                   H & L Concepts, Inc. to
                                                   Robert M. Feldman

         (10)                   3(F)               Amendment dated                         Form 10-KSB for year ending
                                                   February 1, 1997 to                     December 31, 1996.
                                                   Promissory Note dated
                                                   January 18, 1995 from H&L
                                                   Concepts, Inc. to Robert M.
                                                   Feldman

         (10)                   3(G)               Amendment dated                         Form 10-KSB for year ending
                                                   February 1, 1997 to                     December 31, 1996.
                                                   Promissory Note dated
                                                   February 1, 1996 from H&L
                                                   Concepts, Inc. to Robert M.
                                                   Feldman

         (10)                   3(H)               Promissory Note dated                   Form 10-KSB for year ending
                                                   February 1, 1997 from H&L               December 31, 1996.
                                                   Concepts, Inc. to Robert M.
                                                   Feldman

         (10)                   3(I)               Amendment dated as of February         Contained herein.
                                                   1, 1998 to Promissory Note dated
                                                   January 18, 1995 from H&L
                                                   Concepts, Inc. to Robert M.
                                                   Feldman

         (10)                   3(J)               Amendment dated as of February         Contained herein.
                                                   1, 1998 to Promissory Note dated
                                                   February 1, 1996 from H&L
                                                   Concepts, Inc. to Robert M.
                                                   Feldman

         (10)                   3(K)               Amendment dated as of February         Contained herein.
                                                   1, 1998 to Promissory Note dated
                                                   February 1, 1997 from H&L
                                                   Concepts, Inc. to Robert M.
                                                   Feldman

         (10)                   3(L)               Promissory Note dated                  Contained herein.
                                                   February 1, 1998 from H&L
                                                   Concepts, Inc. to Robert M.
                                                   Feldman

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