Form 10QSB
period 1998-03-31
HEALTH & LEISURE INC /DE/
filed 1998-05-11
CIK 774657

                                                              Page 1 of 13 pages
                                                                   (sequentially
                                                              numbered document)


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB
[x]             QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                                       or

[ ]            TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d)
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
Yes  X    No
    ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01                              17,325,427
-----------------------------                    -------------------------------
          (Class)                                (Outstanding at April 28, 1998)

                                                              Page 2 of 13 pages


                             HEALTH & LEISURE, INC.

                                Table of Contents
                                -----------------

                                                                    Page #
                                                                    ------
PART I - FINANCIAL INFORMATION
         ---------------------

     Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1998
          and December 31, 1997                                      3 - 4

         Consolidated Statements of Operations for
          the three months ended March 31, 1998
          and 1997                                                     5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to March 31, 1998                 6 - 8

         Consolidated Statements of Cash Flows for the
          three months ended March 31, 1998 and 1997                   9

         Notes to the Consolidated Financial Statements               10


     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             11


PART II - OTHER INFORMATION
          -----------------

     Item 6.  Exhibits and Reports on Form 8-K                        12

              Signature Page                                          13

                                                              Page 3 of 13 pages


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                              March 31,
                                                1998          December 31,
                                             (Unaudited)          1997
                                             -----------          ----

Current Assets:

     Cash                                    $        86      $       281
                                             -----------      -----------


Furniture and Fixtures, less
 accumulated depreciation                        -0-              -0-
                                             -----------      -----------




Total Assets                                 $        86      $       281
                                             ===========      ===========

                 See notes to consolidated financial statements.

                                                              Page 4 of 13 pages


                                   LIABILITIES
                                   -----------

                                              March 31,
                                                1998          December 31,
                                             (Unaudited)          1997
                                             -----------          ----

Current Liabilities:
     Accounts payable - trade                $    30,208      $    27,642
     Accrued officer wages                       324,000          318,000
     Accrued interest - officer                   77,790           73,615
     Current portion of long-term debt             8,868           10,080
                                             -----------      -----------
              Total current liabilities          440,866          429,337
                                             -----------      -----------


Other Liabilities:
     Long-term debt, less current
      portion:
         Officer                                 225,604          222,754
         Bank                                                       1,506
                                             -----------      -----------
                                                 225,604          224,260
                                             -----------      -----------


                         SHAREHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427
      shares                                     173,254          173,254
Additional Paid-In Capital                     1,213,236        1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                   (2,052,874)      (2,039,806)
                                             -----------      -----------

         Total shareholders' equity
          (deficit)                             (666,384)        (653,316)
                                             -----------      -----------


Total Liabilities and Shareholders'
     Equity (Deficit)                        $        86      $       281
                                             ===========      ===========

                 See notes to consolidated financial statements.

                                                              Page 5 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended
                                               March 31,
                                     ----------------------------
                                        1998             1997
                                        ----             ----

Consulting Income                    $    14,803      $    21,500


Operating Expenses:
     Administrative and general           23,415           25,755
                                     -----------      -----------

         Operating income (loss)          (8,612)          (4,255)
                                     -----------      -----------


Other Income (Expense):
     Interest expense                     (4,456)          (4,713)
                                     -----------      -----------



Net Loss                             $   (13,068)     $    (8,968)
                                     ===========      ===========


Net Loss Per Common Share            $    (0.001)     $    (0.000)
                                     ===========      ===========


Weighted Average Shares Out-
 standing During the Period           17,325,427       17,325,427
                                     ===========      ===========

                 See notes to consolidated financial statements.

                                                              Page 6 of 13 pages

                                            HEALTH & LEISURE, INC.
                                         (a development stage company)

                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                  (Unaudited)
                               For the period March 13, 1985 (date of inception)
                                            through March 31, 1998
                                          Common Stock                         Deficit
                                        -----------------                    Accumulated            Total
                                             Issued          Capital in        During           Shareholders'
                                        -----------------     Excess of      Development           Equity
                                        Shares     Amount        Par            Stage             (Deficit)
                                        ------     ------    ----------      -----------        -------------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception                         300,000   $ 3,000     $  3,000                           $   6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc.                                  7,700,000    77,000       (3,000)      $ (27,049)             46,951
                                       ---------   -------     --------       ---------           ---------
Balance, March 13,
 1985, inception,
 as restated                           8,000,000    80,000                      (27,049)             52,951
Net Loss for the
 Period                                                                         (96,722)            (96,722)
                                      ----------   -------                    ---------           ---------
Balance, December 31,
 1985                                  8,000,000    80,000                     (123,771)            (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                               1,000,000    10,000       64,390                              74,390
Proceeds from Exercise
 of Series A Warrants                    625,427     6,254      614,661                             620,915
Net Loss for the Year                                                          (230,969)           (230,969)
                                      ----------   -------     --------       ---------           ---------
Balance, December 31,
 1986                                  9,625,427    96,254      679,051        (354,740)            420,565
Proceeds from Exercise
 of Options                              140,000     1,400         (550)                                850
Proceeds from Exercise
 of Series A Warrants                     10,000       100        9,900                              10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                           200,000     2,000                                            2,000
Costs Incurred in
 Obtaining Capital                                              (25,580)                            (25,580)
Net Loss for the Year                                                          (374,614)           (374,614)
                                      ----------   -------     --------       ---------           ---------
Balance, December 31,
 1987                                  9,975,427    99,754      662,821        (729,354)             33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc.                                                                           (14,689)            (14,689)
Net Loss for the Year                                                          (242,711)           (242,711)
                                      ----------   -------     --------       ---------           ---------
Balance, December 31,
 1988                                  9,975,427    99,754      662,821        (986,754)           (224,179)

                 See notes to consolidated financial statements.

                                                              Page 7 of 13 pages

                                            HEALTH & LEISURE, INC.
                                         (a development stage company)

                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                                  (Unaudited)
                               For the period March 13, 1985 (date of inception)
                                            through March 31, 1998
                                          Common Stock                         Deficit
                                        -----------------                    Accumulated            Total
                                             Issued          Capital in        During           Shareholders'
                                        -----------------     Excess of      Development           Equity
                                        Shares     Amount        Par            Stage             (Deficit)
                                        ------     ------    ----------      -----------        -------------
Balance, December 31,
1988                                   9,975,427   99,754      662,821         (986,754)           (224,179)

Debt Conversion                        2,000,000   20,000      100,000                              120,000
Common Shares Issued                   1,500,000   15,000       95,000                              110,000
Contribution of
 Capital                                                       106,415                              106,415
Net Loss for the Year                                                          (156,153)           (156,153)
                                      ----------  -------    ---------       ----------            --------
Balance, December 31,
 1989                                 13,475,427  134,754      964,236       (1,142,907)            (43,917)

Common Shares Issued                   3,850,000   38,500      241,500                              280,000
Net Loss for the Year                                                          (490,642)           (490,642)
                                      ----------  -------    ---------       ----------            --------
Balance, December 31,
 1990                                 17,325,427  173,254    1,205,736       (1,633,549)           (254,559)

Net Loss for the Year                                                           (22,323)            (22,323)
                                      ----------  -------    ---------       ----------            --------
Balance, December 31,
 1991                                 17,325,427  173,254    1,205,736       (1,655,872)           (276,882)

Net Loss for the Year                                                           (78,322)            (78,322)
                                      ----------  -------    ---------       ----------            --------
Balance, December 31,
 1992                                 17,325,427  173,254    1,205,736       (1,734,194)           (355,204)

Donated Capital                                                  7,500                                7,500
Net Loss for the Year                                                           (85,884)            (85,884)
                                      ----------  -------    ---------       ----------            --------
Balance, December 31,
 1993                                 17,325,427  173,254    1,213,236       (1,820,078)           (433,588)

Net Loss for the Year                                                           (61,810)            (61,810)
                                      ----------  -------    ---------       ----------            --------
Balance, December 31,
 1994                                 17,325,427  173,254    1,213,236       (1,881,888)           (495,398)

Net Loss for the Year                                                           (58,056)            (58,056)
                                      ----------  -------    ---------       ----------            --------
Balance, December 31,
 1995                                 17,325,427  173,254    1,213,236       (1,939,944)           (553,454)

Net Loss for the Year                                                           (63,365)            (63,365)
                                      ----------  -------    ---------       ----------            --------
Balance, December 31,
 1996                                 17,325,427  173,254    1,213,236       (2,003,309)           (616,819)

Net Loss for the Year                                                           (36,497)            (36,497)
                                      ----------  -------    ---------       ----------            --------
Balance, December 31,
1997                                  17,325,427  173,254    1,213,236       (2,039,806)           (653,316)

                 See notes to consolidated financial statements.

                                                              Page 8 of 13 pages

                                            HEALTH & LEISURE, INC.
                                         (a development stage company)

                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                                  (Unaudited)
                               For the period March 13, 1985 (date of inception)
                                            through March 31, 1998
                                          Common Stock                         Deficit
                                        -----------------                    Accumulated            Total
                                             Issued          Capital in        During           Shareholders'
                                        -----------------     Excess of      Development           Equity
                                        Shares     Amount        Par            Stage             (Deficit)
                                        ------     ------    ----------      -----------        -------------
Balance, December 31,
1997                                  17,325,427   173,254    1,213,236       (2,039,806)          (653,316)

Net Loss for the Period                                                          (13,068)           (13,068)
                                      ----------  --------   ----------      -----------          ---------

Balance, March 31, 1998               17,325,427  $173,254   $1,213,236      $(2,052,874)         $(666,384)
                                      ==========  ========   ==========      ===========          =========

                 See notes to consolidated financial statements.

                                                              Page 9 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        1998             1997
                                                        ----             ----
Cash Flows From Operating Activities:
      Net loss                                        $(13,068)        $(8,967)

      Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
             Increase in liabilities:
                   Accounts payable                      2,566           3,801
                   Accrued expenses                     10,175          10,175
                                                      --------         -------
                      Net cash provided (used)
                       by operating activities            (327)          5,009
                                                      --------         -------


Cash Flows From Financing Activities:
      Principal payments on bank debt                   (2,718)         (2,462)
      Proceeds of borrowings from officer                2,850           3,000
      Repayment of borrowings from officer                              (5,000)
                                                      --------         -------
                      Net cash provided (used)
                       by financing activities             132          (4,462)
                                                      --------         -------

Net Increase (Decrease) in Cash                           (195)            547

      Cash, beginning of period                            281            (414)
                                                      --------         -------

Cash, end of period                                   $     86         $   133
                                                      ========         =======


Supplemental Disclosure of Cash Flows
 Information:

      Cash paid for interest                          $    281         $   538
                                                      ========         =======

                 See notes to consolidated financial statements.

                                                             Page 10 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION
         ---------------------
         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

         These financial statements should be read in conjunction with the audited financial statements of the Company contained in its report on Form 10-K for the year ended December 31, 1997.

                                                             Page 11 of 13 pages


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended March 31, 1998, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the first quarter of 1998, the Company provided pharmaceutical consulting which resulted in consulting revenue of $14,803 compared to consulting revenues of $21,500 during the first quarter of 1997.

Administration and general expense decreased from $25,755 for the three months ended March 31, 1997 to $23,415 for the three months ended March 31, 1998, or approximately 9%. The decrease occurred because in 1998 the Company had less activity than during 1997. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended March 31, 1998, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the quarter ended March 31, 1998, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $4,175.

                                                             Page 12 of 13 pages


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


                                            HEALTH & LEISURE, INC.

Date April 28, 1998                         by/S/ Robert M. Feldman
     ----------------                         ------------------------------
                                              Robert M. Feldman
                                              President and Director


Date April 28, 1998                         by/S/ Burton Schildhouse
     ----------------                         ------------------------------
                                              Burton Schildhouse
                                              Secretary, Treasurer and
                                                Director