Form 10QSB
period 1998-06-30
HEALTH & LEISURE INC /DE/
filed 1998-08-13
CIK 774657

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

                  For the quarterly period ended: June 30, 1998

                                       or

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
Yes  X    No
    ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01                              17,325,427
-----------------------------                    ------------------------------
          (Class)                                (Outstanding at August 5, 1998)

                                                              Page 2 of 13 pages


                             HEALTH & LEISURE, INC.

                                Table of Contents
                                -----------------

                                                                         Page #
                                                                         ------

PART I - FINANCIAL INFORMATION
         ---------------------

     Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1998
          and December 31, 1997                                           3 - 4

         Consolidated Statements of Operations for
          the six months ended June 30, 1998
          and 1997                                                          5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to June 30, 1998                       6 - 8

         Consolidated Statements of Cash Flows for the
          six months ended June 30, 1998 and 1997                           9

         Notes to the Consolidated Financial Statements                    10

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                  11


PART II - OTHER INFORMATION
          -----------------

     Item 6.  Exhibits and Reports on Form 8-K                             12

              Signature Page                                               13

                                                              Page 3 of 13 pages

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                     June 30,
                                       1998          December 31,
                                    (Unaudited)          1997
                                    -----------      ------------

Current Assets:

     Cash                             $6,814             $281
                                      ------             ----

Furniture and Fixtures, less
 accumulated depreciation                -0-              -0-
                                      ------             ----




Total Assets                          $6,814             $281
                                      ======             ====

                 See notes to consolidated financial statements.

                                                              Page 4 of 13 pages

                                   LIABILITIES
                                   -----------

                                                 June 30,
                                                   1998             December 31,
                                                (Unaudited)             1997
                                                -----------         ------------

Current Liabilities:
     Accounts payable - trade                   $    29,788         $    27,642
     Accrued officer wages                          330,000             318,000
     Accrued interest - officer                      81,965              73,615
     Current portion of long-term debt                8,867              10,080
                                                -----------         -----------
              Total current liabilities             450,620             429,337
                                                -----------         -----------


Other Liabilities:
     Long-term debt, less current
      portion:
         Officer                                    222,104             222,754
         Bank                                                             1,506
                                                -----------         -----------
                                                    222,104             224,260
                                                -----------         -----------


                         SHAREHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427
      shares                                        173,254             173,254
Additional Paid-In Capital                        1,213,236           1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                      (2,052,400)         (2,039,806)
                                                -----------         -----------

         Total shareholders' equity
          (deficit)                                (665,910)           (653,316)
                                                -----------         -----------

Total Liabilities and Shareholders'
     Equity (Deficit)                           $     6,814         $       281
                                                ===========         ===========

                 See notes to consolidated financial statements.

                                                              Page 5 of 13 pages

                                          HEALTH & LEISURE, INC.
                                      (a development stage company)

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                       Three Months Ended                       Six Months Ended
                                             June 30,                               June 30,
                                 -------------------------------         -------------------------------
                                    1998                1997                1998                1997
                                    ----                ----                ----                ----
Consulting Income                $    39,246         $    21,500         $    54,049         $    43,000

Operating Expenses:
     Administrative
      and general                     34,436              24,577              57,851              50,332
                                 -----------         -----------         -----------         -----------

         Operating Income
          (loss)                       4,810              (3,077)             (3,802)             (7,332)
                                 -----------         -----------         -----------         -----------

Other Income
 (Expense):
     Interest expense                 (4,336)             (4,670)             (8,792)             (9,383)
                                 -----------         -----------         -----------         -----------

Net Income (Loss)                $       474         $    (7,747)        $   (12,594)        $   (16,715)
                                 ===========         ===========         ===========         ===========

Net Income (Loss) Per
 Common Share                    $     0.000         $    (0.000)        $    (0.000)        $    (0.001)
                                 ===========         ===========         ===========         ===========

Weighted Average
 Shares Outstanding
 During the Period                17,325,427          17,325,427         $17,325,427         $17,325,427
                                 ===========         ===========         ===========         ===========

                 See notes to consolidated financial statements.

                                                              Page 6 of 13 pages

                                              HEALTH & LEISURE, INC.
                                           (a development stage company)

                        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                    (Unaudited)
                                 For the period March 13, 1985 (date of inception)
                                               through June 30, 1998
                                         Common Stock                               Deficit
                                   -----------------------                        Accumulated         Total
                                            Issued               Capital in         During         Shareholders'
                                   -----------------------       Excess of        Development         Equity
                                   Shares          Amount           Par              Stage           (Deficit)
                                   ------          -------       ----------       -----------      -------------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception                    300,000        $ 3,000        $  3,000                           $   6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc                              7,700,000         77,000          (3,000)        $ (27,049)           46,951
                                  ---------        -------        --------         ---------         ---------
Balance, March 13,
 1985, inception,
 as restated                      8,000,000         80,000                           (27,049)           52,951
Net Loss for the
 Period                                                                              (96,722)          (96,722)
                                  ---------        -------                         ---------         ---------
Balance, December 31, 1985        8,000,000         80,000                          (123,771)          (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                          1,000,000         10,000          64,390                              74,390
Proceeds from Exercise
 of Series A Warrants               625,427          6,254         614,661                             620,915
Net Loss for the Year                                                               (230,969)         (230,969)
                                  ---------        -------        --------         ---------         ---------
Balance, December 31, 1986        9,625,427         96,254         679,051          (354,740)          420,565
Proceeds from Exercise
 of Options                         140,000          1,400            (550)                                850
Proceeds from Exercise
 of Series A Warrants                10,000            100           9,900                              10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                      200,000          2,000                                               2,000
Costs Incurred in
 Obtaining Capital                                                 (25,580)                            (25,580)
Net Loss for the Year                                                               (374,614)         (374,614)
                                  ---------        -------        --------         ---------         ---------
Balance, December 31, 1987        9,975,427         99,754         662,821          (729,354)           33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc                                                                                 (14,689)          (14,689)
Net Loss for the Year                                                               (242,711)         (242,711)
                                  ---------        -------        --------         ---------         ---------
Balance, December 31, 1988        9,975,427         99,754         662,821          (986,754)         (224,179)

                 See notes to consolidated financial statements.

                                                              Page 7 of 13 pages

                                              HEALTH & LEISURE, INC.
                                           (a development stage company)

                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                                    (Unaudited)
                                 For the period March 13, 1985 (date of inception)
                                               through June 30, 1998
                                         Common Stock                               Deficit
                                   -----------------------                        Accumulated         Total
                                            Issued               Capital in         During         Shareholders'
                                   -----------------------       Excess of        Development         Equity
                                   Shares          Amount           Par              Stage           (Deficit)
                                   ------          -------       ----------       -----------      -------------
Balance, December 31, 1988        9,975,427         99,754           662,821        (986,754)        (224,179)

Debt Conversion                   2,000,000         20,000           100,000                          120,000
Common Shares Issued              1,500,000         15,000            95,000                          110,000
Contribution of
 Capital                                                             106,415                          106,415
Net Loss for the Year                                                               (156,153)        (156,153)
                                 ----------       --------        ----------     -----------        ---------
Balance, December 31, 1989       13,475,427        134,754           964,236      (1,142,907)         (43,917)

Common Shares Issued              3,850,000         38,500           241,500                          280,000
Net Loss for the Year                                                               (490,642)        (490,642)
                                 ----------       --------        ----------     -----------        ---------
Balance, December 31, 1990       17,325,427        173,254         1,205,736      (1,633,549)        (254,559)

Net Loss for the Year                                                                (22,323)         (22,323)
                                 ----------       --------        ----------     -----------        ---------
Balance, December 31, 1991       17,325,427        173,254         1,205,736      (1,655,872)        (276,882)

Net Loss for the Year                                                                (78,322)         (78,322)
                                 ----------       --------        ----------     -----------        ---------
Balance, December 31, 1992       17,325,427        173,254         1,205,736      (1,734,194)        (355,204)

Donated Capital                                                        7,500                            7,500
Net Loss for the Year                                                                (85,884)         (85,884)
                                 ----------       --------        ----------     -----------        ---------
Balance, December 31, 1993       17,325,427        173,254         1,213,236      (1,820,078)        (433,588)

Net Loss for the Year                                                                (61,810)         (61,810)
                                 ----------       --------        ----------     -----------        ---------
Balance, December 31, 1994       17,325,427        173,254         1,213,236      (1,881,888)        (495,398)

Net Loss for the Year                                                                (58,056)         (58,056)
                                 ----------       --------        ----------     -----------        ---------
Balance, December 31, 1995       17,325,427        173,254         1,213,236      (1,939,944)        (553,454)

Net Loss for the Year                                                                (63,365)         (63,365)
                                 ----------       --------        ----------     -----------        ---------
Balance, December 31, 1996       17,325,427        173,254         1,213,236      (2,003,309)        (616,819)

Net Loss for the Year                                                                (36,497)         (36,497)
                                 ----------       --------        ----------     -----------        ---------
Balance, December 31, 1997       17,325,427        173,254         1,213,236      (2,039,806)        (653,316)

                 See notes to consolidated financial statements.

                                                              Page 8 of 13 pages

                                              HEALTH & LEISURE, INC.
                                           (a development stage company)

                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                                    (Unaudited)
                                 For the period March 13, 1985 (date of inception)
                                               through June 30, 1998
                                         Common Stock                               Deficit
                                   -----------------------                        Accumulated         Total
                                            Issued               Capital in         During         Shareholders'
                                   -----------------------       Excess of        Development         Equity
                                   Shares          Amount           Par              Stage           (Deficit)
                                   ------          -------       ----------       -----------      -------------
Balance, December 31, 1997       17,325,427        173,254        1,213,236       (2,039,806)        (653,316)

Net Loss for the Period                                                              (12,594)         (12,594)
                                 ----------       --------        ----------     -----------        ---------

Balance, June 30, 1998           17,325,427       $173,254        $1,213,236     $(2,052,400)       $(665,910)
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

                                                              Page 9 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                   --------------------------
                                                     1998              1997
                                                     ----              ----

Cash Flows From Operating Activities:
      Net loss                                     $(12,594)        $(16,715)

      Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
             Increase in liabilities:
                   Accounts payable                   2,146            5,860
                   Accrued expenses                  20,350           20,350
                                                   --------         --------

                      Net cash provided by
                       operating activities           9,902            9,495
                                                   --------         --------


Cash Flows From Financing Activities:
      Principal payments on bank debt                (2,719)          (4,966)
      Proceeds of borrowings from officer                              5,000
      Repayment of borrowings from officer             (650)          (5,000)
                                                   --------         --------

                      Net cash used by
                       financing activities          (3,369)          (4,966)
                                                   --------         --------

Net Increase in Cash                                  6,533            4,529

      Cash, beginning of period                         281             (414)
                                                   --------         --------


Cash, end of period                                $  6,814         $  4,115
                                                   ========         ========


Supplemental Disclosure of Cash Flows
 Information:

      Cash paid for interest                       $    442         $  1,033
                                                   ========         ========

                 See notes to consolidated financial statements.

                                                             Page 10 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION
         ---------------------

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                                             Page 11 of 13 pages


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended June 30, 1998, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the second quarter of 1998, the Company provided pharmaceutical consulting which resulted in consulting revenue of $39,246 compared to consulting revenues of $21,500 during the second quarter of 1997.

Administration and general expense increased from $24,577 for the six months ended June 30, 1997 to $34,436 for the three months ended June 30, 1998, or approximately 40%. The increase occurred because the Company had more activity during 1998. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended June 30, 1998, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the quarter ended June 30, 1998, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $4,175.

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


                                               HEALTH & LEISURE, INC.

Date August 5, 1998                            by/S/ Robert M. Feldman
     ------------------                          ---------------------------
                                                 Robert M. Feldman
                                                 President and Director


Date August 5, 1998                            by/S/ Burton Schildhouse
     ------------------                          ---------------------------
                                                 Burton Schildhouse
                                                 Secretary, Treasurer and
                                                  Director