Form 10QSB
period 1998-09-30
HEALTH & LEISURE INC /DE/
filed 1998-11-16
CIK 774657

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

               For the quarterly period ended: September 30, 1998

                                       or

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
Yes  X    No
   -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01               17,325,427
-----------------------------    ---------------------------------
          (Class)                (Outstanding at November 6, 1998)

                                                              Page 2 of 13 pages


                             HEALTH & LEISURE, INC.

                                Table of Contents


                                                               Page #
                                                               ------
PART I - FINANCIAL INFORMATION
         ---------------------
     Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 1998
          and December 31, 1997                                3 - 4

         Consolidated Statements of Operations for
          the nine months ended September 30, 1998
          and 1997                                               5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to September 30, 1998       6 - 8

         Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1998 and 1997          9

         Notes to the Consolidated Financial Statements         10


     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                   11


PART II - OTHER INFORMATION
          -----------------

     Item 6.  Exhibits and Reports on Form 8-K                  12

                  Signature Page                                13

                                                              Page 3 of 13 pages

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                September 30,
                                    1998        December 31,
                                 (Unaudited)       1997
                                 -----------       ----
Current Assets:

     Cash                           $-0-           $281
                                    ----           ----

Furniture and Fixtures, less
 accumulated depreciation            -0-            -0-
                                    ----           ----




Total Assets                        $-0-           $281
                                    ====           ====

                 See notes to consolidated financial statements.

                                                              Page 4 of 13 pages


                                   LIABILITIES
                                   -----------

                                               September 30,
                                                  1998          December 31,
                                               (Unaudited)          1997
                                               -----------      ------------
Current Liabilities:
     Accounts payable - trade                  $    34,150      $    27,642
     Accrued officer wages                         336,000          318,000
     Accrued interest - officer                     86,140           73,615
     Current portion of long-term debt               6,458           10,080
                                               -----------      -----------
              Total current liabilities            462,748          429,337
                                               -----------      -----------


Other Liabilities:
     Long-term debt, less current
      portion:
         Officer                                   217,104          222,754
         Bank                                                         1,506
                                               -----------      -----------
                                                   217,104          224,260



                         SHAREHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427
      shares                                       173,254          173,254
Additional Paid-In Capital                       1,213,236        1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                     (2,066,342)      (2,039,806)
                                               -----------      -----------

         Total shareholders' equity
          (deficit)                               (679,852)        (653,316)
                                               -----------      -----------


Total Liabilities and Shareholders'
     Equity (Deficit)                          $       -0-      $       281
                                               ===========      ===========

                 See notes to consolidated financial statements.

                                                              Page 5 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                Three Months Ended                  Nine Months Ended
                                    September 30,                     September 30,
                            ----------------------------      ----------------------------
                               1998             1997               1998           1997
                               ----             ----               ----           ----
Consulting Income           $    17,000      $     9,000      $    71,049      $    52,000


Operating Expenses:
     Administrative
      and general                26,617           24,522           84,468           74,854
                            -----------      -----------      -----------      -----------

         Operating loss          (9,617)         (15,522)         (13,419)         (22,854)
                            -----------      -----------      -----------      -----------


Other Income
 (Expense):
     Interest expense            (4,325)          (4,603)         (13,117)         (13,986)
                            -----------      -----------      -----------      -----------



Net Loss                    $   (13,942)     $   (20,125)     $   (26,536)     $   (36,840)
                            ===========      ===========      ===========      ===========


Net Loss Per
 Common Share               $    (0.001)     $    (0.001)     $    (0.002)     $    (0.002)
                            ===========      ===========      ===========      ===========


Weighted Average
 Shares Outstanding
 During the Period           17,325,427       17,325,427      $17,325,427      $17,325,427
                            ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements.

                                                              Page 6 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                             (Unaudited)
                          For the period March 13, 1985 (date of inception)
                                      through September 30, 1998


                                   Common Stock                            Deficit
                            -------------------------                    Accumulated       Total
                                     Issued                Capital in      During      Shareholders'
                            -------------------------      Excess of     Development      Equity
                               Shares         Amount          Par           Stage        (Deficit)
                               ------         ------       ---------     -----------   -------------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception               300,000      $   3,000      $   3,000                     $   6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc                         7,700,000         77,000         (3,000)     $ (27,049)        46,951
                            ----------      ---------      ---------      ---------      ---------
Balance, March 13,
 1985, inception,
 as restated                 8,000,000         80,000                       (27,049)        52,951
Net Loss for the
 Period                                                                     (96,722)       (96,722)
                            ----------      ---------                     ---------      ---------
Balance, December 31,
 1985                        8,000,000         80,000                      (123,771)       (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                     1,000,000         10,000         64,390                        74,390
Proceeds from Exercise
 of Series A Warrants          625,427          6,254        614,661                       620,915
Net Loss for the Year                                                      (230,969)      (230,969)
                            ----------      ---------      ---------      ---------      ---------
Balance, December 31,
 1986                        9,625,427         96,254        679,051       (354,740)       420,565
Proceeds from Exercise
 of Options                    140,000          1,400           (550)                          850
Proceeds from Exercise
 of Series A Warrants           10,000            100          9,900                        10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                 200,000          2,000                                        2,000
Costs Incurred in
 Obtaining Capital                                           (25,580)                      (25,580)
Net Loss for the Year                                                      (374,614)      (374,614)
                            ----------      ---------      ---------      ---------      ---------
Balance, December 31,
 1987                        9,975,427         99,754        662,821       (729,354)        33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc                                                                        (14,689)       (14,689)
Net Loss for the Year                                                      (242,711)      (242,711)
                            ----------      ---------      ---------      ---------      ---------
Balance, December 31,
 1988                        9,975,427         99,754        662,821       (986,754)      (224,179)

                 See notes to consolidated financial statements.

                                                              Page 7 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                         (Unaudited)
                      For the period March 13, 1985 (date of inception)
                                 through September 30, 1998

                                Common Stock                      Deficit
                             ------------------                 Accumulated       Total
                                   Issued         Capital in      During      Shareholders'
                             ------------------   Excess of     Development      Equity
                              Shares     Amount      Par           Stage        (Deficit)
                              ------     ------   ---------     -----------   -------------
Balance, December 31,
1988                         9,975,427   99,754     662,821       (986,754)    (224,179)

Debt Conversion              2,000,000   20,000     100,000                     120,000
Common Shares Issued         1,500,000   15,000      95,000                     110,000
Contribution of
 Capital                                            106,415                     106,415
Net Loss for the Year                                             (156,153)    (156,153)
                            ----------  -------   ---------     ----------     --------
Balance, December 31,
 1989                       13,475,427  134,754     964,236     (1,142,907)     (43,917)

Common Shares Issued         3,850,000   38,500     241,500                     280,000
Net Loss for the Year                                             (490,642)    (490,642)
                            ----------  -------   ---------     ----------     --------
Balance, December 31,
 1990                       17,325,427  173,254   1,205,736     (1,633,549)    (254,559)

Net Loss for the Year                                              (22,323)     (22,323)
                            ----------  -------   ---------     ----------     --------
Balance, December 31,
 1991                       17,325,427  173,254   1,205,736     (1,655,872)    (276,882)

Net Loss for the Year                                              (78,322)     (78,322)
                            ----------  -------   ---------     ----------     --------
Balance, December 31,
 1992                       17,325,427  173,254   1,205,736     (1,734,194)    (355,204)

Donated Capital                                       7,500                       7,500
Net Loss for the Year                                              (85,884)     (85,884)
                            ----------  -------   ---------     ----------     --------
Balance, December 31,
 1993                       17,325,427  173,254   1,213,236     (1,820,078)    (433,588)

Net Loss for the Year                                              (61,810)     (61,810)
                            ----------  -------   ---------     ----------     --------
Balance, December 31,
 1994                       17,325,427  173,254   1,213,236     (1,881,888)    (495,398)

Net Loss for the Year                                              (58,056)     (58,056)
                            ----------  -------   ---------     ----------     --------
Balance, December 31,
 1995                       17,325,427  173,254   1,213,236     (1,939,944)    (553,454)

Net Loss for the Year                                              (63,365)     (63,365)
                            ----------  -------   ---------     ----------     --------
Balance, December 31,
 1996                       17,325,427  173,254   1,213,236     (2,003,309)    (616,819)

Net Loss for the Year                                              (36,497)     (36,497)
                            ----------  -------   ---------     ----------     --------
Balance, December 31,
1997                        17,325,427  173,254   1,213,236     (2,039,806)    (653,316)

                 See notes to consolidated financial statements.

                                                              Page 8 of 13 pages

                             HEALTH & LEISURE, INC.
                          (a development stage company)

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                        (Unaudited)
                     For the period March 13, 1985 (date of inception)
                                 through September 30, 1998
                                Common Stock                      Deficit
                             ------------------                 Accumulated       Total
                                   Issued         Capital in      During      Shareholders'
                             ------------------   Excess of     Development      Equity
                              Shares     Amount      Par           Stage        (Deficit)
                              ------     ------   ---------     -----------   -------------
Balance, December 31, 1997  17,325,427   173,254   1,213,236      (2,039,806)     (653,316)

Net Loss for the Period                                              (26,536)      (26,536)
                            ----------  --------  ----------     -----------     ---------

Balance, September 30, 1998 17,325,427  $173,254  $1,213,236     $(2,066,342)    $(679,852)
                            ==========  ========  ==========     ===========     =========

                 See notes to consolidated financial statements.

                                                              Page 9 of 13 pages

                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                   Nine Months Ended
                                                      September 30,
                                                -----------------------
                                                   1998          1997
                                                   ----          ----
Cash Flows From Operating Activities:
      Net loss                                  $(26,536)     $(36,840)

      Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
             Increase in liabilities:
                   Accounts payable                6,508         8,567
                   Accrued expenses               30,525        30,525
                                                --------      --------

                      Net cash provided by
                       operating activities       10,497         2,252
                                                --------      --------


Cash Flows From Financing Activities:
      Principal payments on bank debt             (5,128)       (7,538)
      Proceeds of borrowings from officer                       10,700
      Repayment of borrowings from officer        (5,650)       (5,000)
                                                --------      --------

                      Net cash used by
                       financing activities      (10,778)       (1,838)
                                                --------      --------

Net Increase (Decrease) in Cash                     (281)          414

      Cash, beginning of period                      281          (414)
                                                --------      --------


Cash, end of period                             $    -0-      $    -0-
                                                ========      ========


Supplemental Disclosure of Cash Flows
 Information:

      Cash paid for interest                    $    592      $  1,461
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

                                                             Page 10 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION
         ---------------------
         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                                             Page 11 of 13 pages


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended September 30, 1998, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the third quarter of 1998, the Company provided pharmaceutical consulting which resulted in consulting revenue of $17,000 compared to consulting revenues of $9,000 during the third quarter of 1997.

Administration and general expense increased from $24,522 for the nine months ended September 30, 1997 to $26,617 for the three months ended September 30, 1998, or approximately 8%. The increase occurred because the Company had more activity during 1998. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended September 30, 1998, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the quarter ended September 30, 1998, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $4,175.

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


                                         HEALTH & LEISURE, INC.


Date November 10, 1998                   by/S/ Robert M. Feldman
     --------------------                  ---------------------------------
                                           Robert M. Feldman
                                           President and Director


Date November 10, 1998                   by/S/ Burton Schildhouse
     --------------------                  ---------------------------------
                                           Burton Schildhouse
                                           Secretary, Treasurer and Director