Form 10KSB40
period 1998-12-31
HEALTH & LEISURE INC /DE/
filed 1999-03-31
CIK 774657

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

                   For the fiscal year ended December 31, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission File Number 0-15807

                             HEALTH & LEISURE, INC.
                             ----------------------
                 (Name of Small Business Issuer in its charter)

           Delaware                                      31-1190725
-------------------------------             ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

203 East Broad Street, Columbus, Ohio                       43215
---------------------------------------                   ----------
(Address of principal executive office)                   (Zip Code)

Issuer's telephone number: (614) 228-2225
                           --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
                                                  ---------------------
Title of each class                                on which registered
-------------------                                -------------------

       None                                                None
-------------------                                -------------------

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

                  Yes    X      No
                      ------      -------

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State Issuer's revenues for its most recent fiscal year. $84,203
                                                                 -------

        There are no recent quotes available for the Registrant's common stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of any recent date.

        On March 26, 1999, the Issuer had outstanding 17,325,427 shares of common stock, $0.01 par value, which is the Issuer's only class of common stock.

                                TABLE OF CONTENTS

                                                                                                                 Page

PART I                                                                                                            1

   ITEM 1.      BUSINESS                                                                                          1
   ITEM 2.      PROPERTIES                                                                                        3
   ITEM 3.      LEGAL PROCEEDINGS                                                                                 3
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               3

PART II                                                                                                           4

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                                                               4
   ITEM 6.      PLAN OF OPERATION                                                                                 4
   ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                       5
   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                                                     5

PART III                                                                                                          6

   ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                6
   ITEM 10.     EXECUTIVE COMPENSATION                                                                            8
   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                                                          8
   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                   10

PART IV                                                                                                          10

   ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES                                                        10

SIGNATURES                                                                                                       15

EXHIBIT INDEX                                                                                                    19

                                     PART I

ITEM 1.  BUSINESS

Background
----------

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

Heat Pads
---------

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

Marketing of AT&T Long Distance Telephone Services
--------------------------------------------------

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

Investigation of New Business Opportunities
-------------------------------------------

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

Consulting Services
-------------------

         In order to fund ongoing expenses of the Company during the years 1993 through 1998 and to enable the Company to pay liabilities, the Company has entered into arrangements with pharmaceutical chains pursuant to which the Company has provided consulting services. These services began in April 1993. These services are provided on behalf of the Company by its president, who is a licensed pharmacist. It is not intended that consulting services will be an ongoing business of the Company. These consulting services are being rendered on a month-to-month basis. Once the Company completes a combination with a viable business opportunity, these services will terminate. There can be no assurance that such services will not be terminated prior to a combination with a business opportunity.

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

         No matters were submitted to a vote of stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's shares of common stock are traded on the over-the-counter market. However, there has not been any significant trading activity in the Company's stock, no established public trading market exists, and no quotations for the Company's stock during 1997 and 1998 are available, as reflected in the following table.

                  Period                    Bid Prices
                  ------                    ----------
         1998
         ----
                  First Quarter             (not quoted)
                  Second Quarter            (not quoted)
                  Third Quarter             (not quoted)
                  Fourth Quarter            (not quoted)

         1997
         ----
                  First Quarter             (not quoted)
                  Second Quarter            (not quoted)
                  Third Quarter             (not quoted)
                  Fourth Quarter            (not quoted)

-----------------------


Holders of Securities
---------------------

         As of December 31, 1998, there were approximately 559 holders of record of the Company's shares of common stock.

Dividend Policy
---------------

         No cash dividends have been paid to date on the Company's common stock. The Company presently intends to retain all of its earnings, if any, to finance the growth and development of its business and does not expect to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities
--------------------------------

         The Company has not sold any of its securities during the past three years.

ITEM 6.  PLAN OF OPERATION

         The Company's primary activity consists of the investigation and analysis of a variety of businesses with which the Company could acquire, merge or otherwise affiliate. If the Company finds an appropriate business opportunity, it will attempt to arrange for a business combination. See Item 1.

         The primary expenses in connection with this activity are travel and telephone expenses incurred to investigate business opportunities and the salary expense of the Company's president. During 1995, the Company also incurred additional legal and accounting expenses to bring current and complete its reporting requirements under the Securities and Exchange Act of 1934. The Company expects to fund its cash requirements for the next 12 months in the same manner as it has in the past several years as follows: (a) although the president's salary accrues, the Company has not actually paid the salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise; (b) the Company has generated funds by providing consulting services to pharmaceutical chains. $84,203 was generated from this activity in 1998, $75,250 was generated from this activity in 1997, $53,000 was generated from this activity in 1996 and $59,000 was generated from this activity in 1995. This consulting is not expected to be an ongoing business of the Company but only a means to help fund expenses and there can be no assurance that these consulting services will continue; (c) the Company's president has personally loaned funds to the Company. He loaned the Company $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996,
$21,272 during 1995, $36,149 during 1994, $81,057 during 1993, $44,954 during
1992 and $62,320 during 1991. Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements. The Company does not anticipate incurring any significant expense as a result of year 2000 compliance of computer based systems. However, if the Company consummates a business combination with another entity it is possible that such entity would have significant expense so that its computer systems can process data after the year 2000. The Company does not presently have any material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required under this Item is contained under the heading "Independent Auditor's Report" and is included herein as Exhibit 4 and is hereby incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         There are no disclosures required under this Item.

                                              PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Name               Age            Position and Business Experience              Director Since
          ----               ---            --------------------------------              --------------
Robert M. Feldman            67         Chairman of the Board of Directors,                    1986
                                        President, and Chief Executive Officer
                                        of the Company. Since 1984, Mr. Feldman
                                        has been involved with the organization,
                                        development, and operating of the
                                        Company and its subsidiaries. Mr.
                                        Feldman is a licensed pharmacist in the
                                        State of Ohio.

Burton Schildhouse           73         Secretary, Treasurer and director of the               1986
                                        Company. From June 1990 to June 1995,
                                        Mr. Schildhouse served as Vice President
                                        of the Greater Columbus Chamber of
                                        Commerce. For more than 25 years, Mr.
                                        Schildhouse has been Chief Executive
                                        officer of Burton Schildhouse
                                        Communications Counsel, Columbus, Ohio,
                                        a firm which provides consulting
                                        services to businesses, institutions,
                                        and public agencies on business and
                                        development issues, public affairs,
                                        communications, public relations, and
                                        advertising. He has served as its
                                        Chairman from July 1995 to present.

Arthur Aaronson              50         Director of the Company. Since 1975, Mr.               1989
                                        Aaronson has been a partner in the law
                                        firm of Aaronson & Aaronson, Los Angeles,
                                        California.

James S. Koroloff            65         Director of the Company. From May 1990                 1990
                                        to December 1991, he served as a vice
                                        president of the Company. Since June
                                        1989, Mr. Koroloff has also been
                                        president of Westchester Capitol
                                        Corporation, Toledo, Ohio, a firm which
                                        is engaged in raising venture capital
                                        for businesses. From July 1988 to June
                                        1989, Mr. Koroloff was vice president of
                                        syndiciations for United Satellite
                                        Associations, Detroit, Michigan. From
                                        January 1985 to July 1988, Mr. Koroloff
                                        was a consultant and later a vice
                                        president of syndication for First
                                        Ameri-Cable Corporation, Columbus, Ohio,
                                        a company engaged in providing cable
                                        television services. Mr.

          Name               Age            Position and Business Experience              Director Since
          ----               ---            --------------------------------              --------------
                                        Koroloff's duties with both United
                                        Satellite Associates and First
                                        Ameri-Cable Corporation involved raising
                                        capital for the operations of the
                                        companies.

Donald S. Franklin           69         Director of the Company. From 1991 until               1990
                                        retirement in 1994, Mr. Franklin was the
                                        sales manager for Anderson Glass
                                        Company, Columbus, Ohio, a firm engaged
                                        in the retail sale of glass and mirror
                                        products. From December 1988 to October
                                        1990, Mr. Franklin was the operation and
                                        sales manager for Safelite Corporation,
                                        Columbus, Ohio, a firm engaged in the
                                        retail sale of automotive and industrial
                                        glass. From 1968 to 1988, Mr. Franklin
                                        was employed by Normal's Auto Glass,
                                        Columbus, Ohio, of which his last
                                        position was that of general manager.

         During 1998, the directors took action by unanimous written consent without a meeting one time.

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

                                                                                 Securities
     Name                                               Other                      Under-                    All
     and                                               Annual      Restricted       lying        LTIP       Other
  Principal                                            Compen-       Stock        Options/       Pay-      Compen-
   Position       Year       Salary        Bonus      sation(1)     Award(s)        SARs         Outs      sation
Robert M.         1998      $24,000         $0           $0            $0            $0           $0         $0
Feldman,          1997      $24,000         $0           $0            $0            $0           $0         $0
President         1996      $24,000         $0           $0            $0            $0           $0         $0



(1) Salaries have been accrued pursuant to an employment agreement with H&L Concepts, Inc., a wholly owned subsidiary of the Company. Under the agreement, Mr. Feldman was entitled to receive an annual salary of $24,000 in 1996, 1997 and 1998. However, because of the Company's cash position, Mr. Feldman did not receive any of his salary during these years. Such salary is reflected as an accrued liability on the Company's financial statements. The employment agreement also provides for the use of an automobile and certain other benefits as the Board may from time to time determine.

Compensation of Directors
-------------------------

         No Director of the Company has received any compensation as such, to date, and there are no plans to compensate Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

         The following table sets forth certain information with respect to the only persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 1998:

                                                            Amount Beneficially                             Percent of
Name and Address                                                   Owned(1)                                    Class

Robert M. Feldman                                                9,400,000(2)                                  54.3%
2720 Sonata Drive
Columbus, OH 43209

Arthur Aaronson                                                  1,250,000(3)                                   7.2%
16133 Ventura Blvd.
Encino, CA 91436

Keith Marz                                                       2,506,840(3)                                 14.47%
14310 Weddington Street
Sherman Oaks, CA 91401

--------------


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

Security Ownership of Management
--------------------------------

         The following table sets forth certain information with respect to the number of shares of Common Stock beneficially owned by each director of the Company, and by all directors and executive officers of the Company as a group, as of December 31, 1998:

                                                            Amount Beneficially                             Percent of
                 Name                                            Owned(1)                                      Class
Robert M. Feldman                                               9,400,000(2)                                   54.3%
Burton Schildhouse                                                 35,000                                        .2%
Arthur Aaronson                                                 1,250,000(3)                                    7.2%
James S. Koroloff                                                 500,000                                       2.9%
Donald S. Franklin                                                 50,000(4)                                     .3%
All directors and executive officers
As a group (5 persons)                                         11,235,000                                     64.85%

------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of the end of 1998, the Company owed Robert M. Feldman $224,104, exclusive of accrued and unpaid salary and exclusive of interest. Such amount consisted of (a) monies owed by the Company to Mr. Feldman under a promissory note dated April 12, 1991, (b) advances by Mr. Feldman to the Company during the years 1991 through 1998, and (c) accrued interest under such 1991 promissory note and for such advances through 1998. The aggregate amount owed through 1994 was consolidated into a promissory note from the Company to Mr. Feldman dated January 18, 1995 in the principal amount of $184,343, with principal and accrued interest payable over a five year period in equal monthly installments of principal and interest beginning in February 1996. In February 1996, the date for the commencement of monthly payments was extended to February 1, 1997. In February 1997, the date for the commencement of monthly payments was further extended to February 1, 1998, in February 1998 the date for Commencement of monthly payments was further extended to February 1, 1999, and in February 1999 the date for commencement of monthly payments was further extended to February 1, 2000. Additionally, the Company executed similar notes in February 1996, February 1997, February 1998, and February 1999 for amounts advanced during 1995, 1996, 1997 and 1998 in the principal amount of $21,272, $15,139, $2,000 and $1,350, respectively. In the event of a change in control of the Company, all principal and accrued interest under the notes is, at Mr. Feldman's option, immediately due and payable. Generally, a change of control is defined in the notes to mean (i) when a person or group acquires 20 percent or more of the Company's outstanding shares; (ii) when, during any period of 24 consecutive months, the individuals who, at the beginning of such period, constitute the board of directors cease for any reason other than death to constitute a majority of the board; or (iii) upon the acquisition of the Company by an outside entity through a transaction requiring shareholder approval.

         In 1996, $21,770 was due to a bank from a loan the Company obtained in 1996 in the amount of $26,000. The note bears interest at the bank's lending rate of prime plus 1%, and is payable in 24 equal monthly installments of principal and interest of $1,000. The loan is personally guaranteed by Mr. Feldman. The principal balance of the loan as of December 31, 1998 was $4,120.

         Due to the Company's cash position, the Company's president, Mr. Feldman, has not received salary due him for several years. The salary has been accrued on the books of the Company. Mr. Feldman was owned $342,000 of accrued wages through December 31, 1998.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   LISTING OF FINANCIAL STATEMENTS

                  The following financial statements of the Company are incorporated by reference in Item 7:

                           Independent Auditors' Report.

                           Consolidated Balance Sheets at December 31, 1998 and 1997.

                           Consolidated Statement of Operations for the Years Ended December 31, 1998 and 1997, and for the period March 13, 1985 (Inception) through December 31, 1998.

                           Statement of Shareholders' Equity Deficiency for the period March 13, 1985 (Inception) through December 31, 1998.

                           Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997, and for the period March 13, 1985 (Inception) through December 31, 1998.

                           Notes to Consolidated Financial Statements for the years ended December 31, 1998 and 1997.

         (a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES

                  Schedules IV, VIII and IX are included following the signature page. All other Schedules are omitted because the required information is either represented in the financial statements or notes thereto, or is not applicable, required or material.

         (a)(3)   LISTING OF EXHIBITS

                                                                If Incorporated by Reference,
   Exhibit                                                     Document with which Exhibit was
     No.                Description of Exhibit                    Previously Filed with SEC
     ---                ----------------------                    -------------------------
    1(A)                Certificate of Incorporation        Annual Report on Form 10-K for the year
                                                            ended December 31, 1987, filed March 30,
                                                            1988 (see Exhibit 1(A) therein).

    1(B)                Certificate of Amendment to         Annual Report on Form 10-K for the year
                        Certificate of Incorporation        ended December 31, 1988 filed December 28,
                        filed May 2, 1988                   1989 (see Exhibit 1(B) therein).


    1(C)                Certificate of Amendment to         Annual Report on Form 10-K for the year
                        Certificate  of Incorporation       ended December 31, filed April 15, 1991
                        filed September 12, 1990            (see Exhibit 1(C) therein).

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

    *3(A)               Employment Agreement with           Post-Effective Amendment No. 1 to the
                        Robert M. Feldman                   1933 Act Registration Statement on Form
                                                            S-18 filed November 12, 1986 (see
                                                            Exhibit 10(A) therein).


                                                                        If Incorporated by Reference,
   Exhibit                                                             Document with which Exhibit was
     No.                Description of Exhibit                            Previously Filed with SEC
     ---                ----------------------                            -------------------------

    3(B)       Promissory Note dated January 18, 1995    Form 10-K for year ending December 31, 1994, filed
               from H & L Concepts, Inc. to Robert M.    April 14, 1995.
               Feldman

    3(C)       Amendment dated February 1, 1996 to       Form 10-KSB for year ending December 31, 1995.
               Promissory Note dated January 18, 1995
               from H & L Concepts, Inc. to Robert W.
               Feldman

    3(D)       Promissory Note date February 1,          Form 10-KSB for year ending December 31, 1995.
               1996 from H & L Concepts, Inc. to
               Robert M. Feldman

    3(E)       Amendment dated February 1 1997 to        Form 10-KSB for year ending December 31, 1996.
               Promissory Note dated January 18, 1995
               from H & L Concepts, Inc. to Robert M.
               Feldman

    3(F)       Amendment dated February 1, 1997 to       Form 10-KSB for year ending December 31, 1996.
               Promissory Note dated February 1, 1996
               from H & L Concepts, Inc. to Robert M.
               Feldman

    3(G)       Promissory Note dated February 1, 1997    Form 10-KSB for year ending December 31, 1996.
               from H & L Concepts, Inc. to Robert M.
               Feldman

    3(H)       Amendment dated as of February 1, 1998    Form 10-KSB for year ending December 31, 1997.
               to Promissory Note Dated January 18,
               1995 from H & L Concepts, Inc. to
               Robert M. Feldman

    3(I)       Amendment dated as of February 1, 1998    Form 10-KSB for year ending December 31, 1997.
               to Promissory Note Dated February 1,
               1996 from H & L Concepts, Inc. to
               Robert M. Feldman

    3(J)       Amendment dated as of February 1, 1998    Form 10-KSB for year ending December 31, 1997.
               to Promissory Note Dated February 1,
               1997 from H & L Concepts, Inc. to
               Robert M. Feldman

    3(K)       Promissory Note dated as of February 1,   Form 10-KSB for year ending December 31, 1997.
               1998 from H & L Concepts, Inc. to
               Robert M. Feldman

                                                                        If Incorporated by Reference,
   Exhibit                                                             Document with which Exhibit was
     No.                Description of Exhibit                            Previously Filed with SEC
     ---                ----------------------                            -------------------------

    3(L)       Amendment dated as of February 1, 1999    Contained herein.
               to Promissory Note Dated January 18,
               1995 from H & L Concepts, Inc. to
               Robert M. Feldman

    3(M)       Amendment dated as of February 1, 1999    Contained herein.
               to Promissory Note Dated February 1,
               1996 from H & L Concepts, Inc. to
               Robert M. Feldman

    3(N)       Amendment dated as of February 1, 1999    Contained herein.
               to Promissory Note Dated February 1,
               1997 from H & L Concepts, Inc. to
               Robert M. Feldman

    3(O)       Amendment dated as of February 1, 1999    Contained herein.
               to Promissory Note Dated February 1,
               1998 from H & L Concepts, Inc. to
               Robert M. Feldman

    3(P)       Promissory Note dated as of February 1,   Contained herein.
               1999 from H & L Concepts, Inc. to
               Robert M. Feldman

      4        Independent Auditor's Report              Contained herein.

      5        List of Subsidiaries                      Contained herein.

      6        Powers of Attorney                        Contained herein.

      7        Financial Data Schedule                   Contained herein.

--------------

*Executive Compensation Plans and Arrangements required to be filed pursuant to Reg. 601(B)(10) of Regulation S-B.

         No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-B.

         (b)      REPORTS ON FORM 8-K

         No Form 8-K's were filed during the fourth quarter of the Company's fiscal year ended December 31, 1998.

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

                                       HEALTH & LEISURE, INC.
Date:  March 26, 1999                  By /s/ Robert M. Feldman
                                          ---------------------
                                       Robert M. Feldman, President,
                                       Chief Executive Officer and Chairman
                                       of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                                         Date
---------                               -----                                         ----
/s/ Robert M. Feldman                   President, Chief Executive Officer, and       March 26, 1999
--------------------------------        (Principal Executive Officer)
Robert M. Feldman

/s/ Burton Schildhouse*                 Secretary, Treasurer and Director,            March 26, 1999
--------------------------------        (Principal Officer)
Burton Schildhouse*

/s/ Arthur Aaronson*                    Director                                      March 26, 1999
--------------------------------
Arthur Aaronson*

/s/ Donald S. Franklin*                 Director                                      March 26, 1999
--------------------------------
Donald S. Franklin*

/s/ James S. Koroloff*                  Director                                      March 26, 1999
--------------------------------
James S. Koroloff*

         *The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

By    /s/ Robert M. Feldman                                                           March 26, 1999
      ------------------------------
         Robert M. Feldman,
         Attorney-in-Fact


                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

       Schedule IV - Indebtedness of and to Related Parties - Not Current

                                                                    Indebtedness of
                                                             related parties - not current
                                    Balance at                                                          Balance
            1998                    beginning                                                            end of
       Name of Person               of period               Additions             Deductions             period
       --------------               ---------               ---------             ----------             ------
Robert M. Feldman,                   $222,754               $9,850(1)              $8,500(2)            $224,104
President


                                    Balance at                                                          Balance
            1997                    beginning                                                            end of
       Name of Person               of period               Additions             Deductions             period
       --------------               ---------               ---------             ----------             ------
Robert M. Feldman,                   $220,754              $ 7,000(1)              $5,000(2)            $222,754
President


            1996
       Name of Person
       --------------
Robert M. Feldman,                   $205,615              $19,139(1)              $4,000(2)            $220,754
President


-------------------------

(1) 1998, 1997, and 1996 additions consist of borrowings of $ 9,850, $7,000, and $19,139, respectively.

(2) 1998, 1997, and 1996 deductions consist of principal payments of $8,500, $5,000, and $4,000 respectively.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                Schedule VIII - Valuation and Qualifying Accounts

                                                         Additions              Additions
                                 Balance at             charged to             charged to            Balance at
                                beginning of             costs and           other Accounts            end of
                                   period                expenses               describe               period
                                   ------                --------               --------               ------
           1998
           ----
Description:
     Allowance for                   $0                                                                  $0
     doubtful accounts

           1997
           ----
     Allowance for                   $0                                                                  $0
     doubtful accounts

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                       Schedule IX - Short Term Borrowings

                                                              Maximum Amount      Average Amount       Weighted
          1998              Balance at         Weighted        Outstanding         Outstanding          Average
 Category of Aggregate        end of           Average       During the Period      During the       Interest Rate
 Short-Term Borrowings        Period        Interest Rate       Period              Period(1)          Period(2)
 ---------------------        ------        -------------       ------              ---------          ---------
Notes payable to:

Financial Institution(3)      $ 4,120           10.30%            $11,586            $ 7,702             10.56%

          1997
      Category of
    Aggregate Short-
    Term Borrowings
    ---------------
Notes payable to:

Financial Institution(3)      $11,586           10.30%            $21,770            $16,337             11.11%

         1996
Category of Short
  Term Borrowings
  ----------------
Notes payable to:

Financial Institution(3)      $21,770           10.30%            $28,000            $21,206             13.42%

-------------------------

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

                                            EXHIBIT INDEX

    Exhibit No.                                                                    If Incorporated by Reference,
  Under Reg. S-B        Form 10-K                                                   Document with which Exhibit
     Item 601          Exhibit No.             Description of Exhibit                   was Previously Filed
     --------          -----------             ----------------------                   --------------------

        (3)               1(A)        Certificate of Incorporation              Form 10-K Annual Report for the
                                                                                year ended December 30, 1988 (see
                                                                                Exhibit 1(A) therein)

        (3)               1(B)        Certificate of Amendment to Certificate   Form 10-K Annual Report for the
                                      of Incorporation filed May 2, 1988        year ended December 31, 1988, filed
                                                                                December 28, 1989 (see Exhibit 1(B)
                                                                                therein)

        (3)               1(C)        Certificate of Amendment to Certificate   Form 10-K Annual Report for the
                                      of Incorporation filed September 12,      year ended December 31, 1990, filed
                                      1990                                      April 15, 1991 (see Exhibit 1(C)
                                                                                therein)

        (3)               1(D)        Bylaws                                    Post-Effective Amendment No. 3 to
                                                                                the 1933 Act Registration Statement
                                                                                on Form S-18 filed November 12,
                                                                                1986 (see Exhibit 10(A) therein)

        (4)                 2         Specimen Stock Certificate                Post-Effective Amendment No. 3 to
                                                                                the 1933 Act Registration Statement
                                                                                on Form S-18 filed November 12,
                                                                                1986 (see Exhibit 10(A) therein)

       (10)               3(A)        Employment Agreement with Robert M.       Post-Effective Amendment No. 1 to
                                      Feldman                                   the 1933 Act Registration Statement
                                                                                on Form S-18 filed November 12,
                                                                                1986 (see Exhibit 10(A) therein)

       (10)               3(B)        Promissory Note dated January 18, 1995    Form 10-K for year ending December
                                      from H & L Concepts, Inc. to Robert M.    31, 1994, filed April 4, 1995

                                      Feldman

       (10)               3(C)        Amendment dated February 1, 1996 to       Form 10-KSB for year ending
                                      Promissory Note dated January 18, 1995    December 31, 1995
                                      from H & L Concepts, Inc. to Robert M.
                                      Feldman

       (10)               3(D)        Promissory Note dated February 1, 1996    Form 10-KSB for year ending
                                      from H & L Concepts, Inc. to Robert M.    December 31, 1995
                                      Feldman


    Exhibit No.                                                                    If Incorporated by Reference,
  Under Reg. S-B        Form 10-K                                                   Document with which Exhibit
     Item 601          Exhibit No.             Description of Exhibit                   was Previously Filed
     --------          -----------             ----------------------                   --------------------


       (10)               3(E)        Amendment dated February 1, 1997 to       Form 10-KSB for year ending
                                      Promissory Note dated January 18, 1995    December 31, 1996
                                      from H & L Concepts, Inc. to Robert M.
                                      Feldman

       (10)               3(F)        Amendment dated February 1, 1997 to       Form 10-KSB for year ending
                                      Promissory Note dated February 1, 1996    December 31, 1996
                                      from H & L Concepts, Inc. to Robert M.
                                      Feldman

       (10)               3(G)        Promissory Note dated February 1, 1997    Form 10-KSB for year ending
                                      from H & L Concepts, Inc. to Robert M.    December 31, 1996
                                      Feldman

       (10)               3(H)        Amendment dated as of February 1, 1998    Form 10-KSB for year ending
                                      to Promissory Note dated January 18,      December 31, 1997
                                      1995 from H & L Concepts, Inc. to
                                      Robert M. Feldman


    Exhibit No.                                                                    If Incorporated by Reference,
  Under Reg. S-B        Form 10-K                                                   Document with which Exhibit
     Item 601          Exhibit No.             Description of Exhibit                   was Previously Filed
     --------          -----------             ----------------------                   --------------------


       (10)               3(I)        Amendment dated as of February 1, 1998    Form 10-KSB for year ending
                                      to Promissory Note dated February 1,      December 31, 1997
                                      1996 from H & L Concepts, Inc. to
                                      Robert M. Feldman

       (10)               3(J)        Amendment dated as of February 1, 1998    Form 10-KSB for year ending
                                      to Promissory Note dated February 1,      December 31, 1997
                                      1997 from H & L Concepts, Inc. to
                                      Robert M. Feldman

       (10)               3(K)        Promissory Note dated February 1, 1998    Form 10-KSB for year ending
                                      from H & L Concepts, Inc. to Robert M.    December 31, 1997
                                      Feldman

       (10)               3(L)        Amendment dated as of February 1, 1999    Contained herein.
                                      to Promissory Note Dated January 18,
                                      1995 from H & L Concepts, Inc. to
                                      Robert M. Feldman

       (10)               3(M)        Amendment dated as of February 1, 1999    Contained herein.
                                      to Promissory Note Dated February 1,
                                      1996 from H & L Concepts, Inc. to
                                      Robert M. Feldman

       (10)               3(N)        Amendment dated as of February 1, 1999    Contained herein.
                                      to Promissory Note Dated February 1,
                                      1997 from H & L Concepts, Inc. to
                                      Robert M. Feldman

       (10)               3(O)        Amendment dated as of February 1, 1999    Contained herein.
                                      to Promissory Note Dated February 1,
                                      1998 from H & L Concepts, Inc. to
                                      Robert M. Feldman

       (10)               3(P)        Promissory Note dated as of February 1,   Contained herein.
                                      1999 from H & L Concepts, Inc. to
                                      Robert M. Feldman

       (23)                 4         Independent Auditor's Report              Contained herein

       (21)                 5         List of Subsidiaries                      Contained herein

       (24)                 6         Powers of Attorney                        Contained herein

       (27)                 7         Financial Data Schedule                   Contained herein
