Form 10QSB
period 1999-03-31
HEALTH & LEISURE INC /DE/
filed 1999-05-13
CIK 774657

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

                 For the quarterly period ended: March 31, 1999

                                       or

[ ]                TRANSITION REPORT PURSUANT TO ss.13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition from __________ to__________



Commission File Number: 0-15807
                        -------
                             HEALTH & LEISURE, INC.
                             ----------------------
        (Exact name of Small Business Issuer as specified in its charter)

          Delaware                                   31-1190725
-------------------------------                   ----------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                   203 East Broad Street, Columbus, Ohio 43215
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (614) 228-2225
                           ---------------------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01               17,325,427
-----------------------------     ----------------------------
         (Class)                  (Outstanding at May 6, 1999)

                                                              Page 2 of 13 pages


                             HEALTH & LEISURE, INC.

                                Table of Contents
                                -----------------


                                                                          Page #
                                                                          ------
PART I - FINANCIAL INFORMATION
         ---------------------

     Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1999
          and December 31, 1998                                           3 - 4

         Consolidated Statements of Operations for
          the three months ended March 31, 1999
          and 1998                                                          5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to March 31, 1999                      6 - 8

         Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 1998                        9

         Notes to the Consolidated Financial Statements                    10


     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                              11


PART II - OTHER INFORMATION
          -----------------

     Item 6.  Exhibits and Reports on Form 8-K                             12

                  Signature Page                                           13

                                                              Page 3 of 13 pages


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements


                     HEALTH & LEISURE, INC.
                  (a development stage company)

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                             ------

                                    March 31,
                                      1999       December 31,
                                   (Unaudited)      1998
                                   -----------   -----------
Current Assets:

     Cash                           $ -0-          $1,435
                                    -------        ------


Furniture and Fixtures, less
 accumulated depreciation             -0-            -0-
                                    -------        ------


Total Assets                        $ -0-          $1,435
                                    =======        ======


                 See notes to consolidated financial statements.

                                                              Page 4 of 13 pages

                                   LIABILITIES
                                   -----------

                                                               March 31,
                                                                 1999            December 31,
                                                              (Unaudited)            1998
                                                              -----------        ------------
Current Liabilities:
     Accounts payable - trade                                 $    42,164        $    33,749
     Accrued officer wages                                        348,000            342,000
     Accrued interest - officer                                    90,511             86,336
     Current portion of long-term debt                              1,642              4,120
                                                              -----------        -----------
              Total current liabilities                           482,317            466,205
                                                              -----------        -----------


Other Liabilities:
     Long-term debt, less current
      portion:
         Officer                                                  227,779            224,104
                                                              -----------        -----------



                         SHAREHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427
      shares                                                      173,254            173,254
Additional Paid-In Capital                                      1,213,236          1,213,236
Deficit Accumulated During the Development Stage               (2,096,586)        (2,075,364)
                                                              -----------        -----------

         Total shareholders' equity
          (deficit)                                              (710,096)          (688,874)
                                                              -----------        -----------


Total Liabilities and Shareholders'
     Equity (Deficit)                                         $    -0-           $     1,435
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

                                                              Page 5 of 13 pages


                        HEALTH & LEISURE, INC.
                     (a development stage company)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                          ------------------------
                                          1999                1998
                                          ----                ----
Consulting Income                      $    16,000        $    14,803


Operating Expenses:
     Administrative and general             32,966             23,415
                                       -----------        -----------

         Operating income (loss)           (16,966)            (8,612)
                                       -----------        -----------


Other Income (Expense):
     Interest expense                       (4,256)            (4,456)
                                       -----------        -----------



Net Loss                               $   (21,222)       $   (13,068)
                                       ===========        ===========


Net Loss Per Common Share              $    (0.001)       $    (0.001)
                                       ===========        ===========


Weighted Average Shares Out-
 standing During the Period             17,325,427         17,325,427
                                       ===========        ===========

                 See notes to consolidated financial statements.

                                                              Page 6 of 13 pages


                                           HEALTH & LEISURE, INC.
                                       (a development stage company)

                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                (Unaudited)
                             For the period March 13, 1985 (date of inception)
                                           through March 31, 1999


                                                                               Deficit
                                    Common Stock                             Accumulated        Total
                                       Issued               Capital in         During        Shareholders'
                                    -------------           Excess of        Development        Equity
                                Shares         Amount          Par              Stage          (Deficit)
                                ------         ------       -----------      -----------     -------------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception                300,000        $ 3,000        $  3,000                        $   6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc                          7,700,000         77,000          (3,000)       $ (27,049)         46,951
                              ---------        -------        --------        ---------       ---------
Balance, March 13,
 1985, inception,
 as restated                  8,000,000         80,000                          (27,049)         52,951
Net Loss for the
 Period                                                                         (96,722)        (96,722)
                              ---------        -------                        ---------       ---------
Balance, December 31,
 1985                         8,000,000         80,000                         (123,771)        (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                      1,000,000         10,000          64,390                           74,390
Proceeds from Exercise
 of Series A Warrants           625,427          6,254         614,661                          620,915
Net Loss for the Year                                                          (230,969)       (230,969)
                              ---------        -------        --------        ---------       ---------
Balance, December 31,
 1986                         9,625,427         96,254         679,051         (354,740)        420,565
Proceeds from Exercise
 of Options                     140,000          1,400            (550)                             850
Proceeds from Exercise
 of Series A Warrants            10,000            100           9,900                           10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                  200,000          2,000                                            2,000
Costs Incurred in
 Obtaining Capital                                             (25,580)                         (25,580)
Net Loss for the Year                                                          (374,614)       (374,614)
                              ---------        -------        --------        ---------       ---------
Balance, December 31,
 1987                         9,975,427         99,754         662,821         (729,354)         33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc                                                                            (14,689)        (14,689)
Net Loss for the Year                                                          (242,711)       (242,711)
                              ---------        -------        --------        ---------       ---------
Balance, December 31,
 1988                         9,975,427         99,754         662,821         (986,754)       (224,179)

                 See notes to consolidated financial statements.

                                                              Page 7 of 13 pages


                                           HEALTH & LEISURE, INC.
                                       (a development stage company)

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                                (Unaudited)
                             For the period March 13, 1985 (date of inception)
                                           through March 31, 1999

                                                                               Deficit
                                    Common Stock                             Accumulated        Total
                                       Issued               Capital in         During        Shareholders'
                                    -------------           Excess of        Development        Equity
                                Shares         Amount          Par              Stage          (Deficit)
                                ------         ------       -----------      -----------     -------------
Balance, December 31,
1988                         9,975,427         99,754          662,821         (986,754)       (224,179)

Debt Conversion              2,000,000         20,000          100,000                          120,000
Common Shares Issued         1,500,000         15,000           95,000                          110,000
Contribution of
 Capital                                                       106,415                          106,415
Net Loss for the Year                                                          (156,153)       (156,153)
                            ----------        -------        ---------       ----------        --------
Balance, December 31,
 1989                       13,475,427        134,754          964,236       (1,142,907)        (43,917)

Common Shares Issued         3,850,000         38,500          241,500                          280,000
Net Loss for the Year                                                          (490,642)       (490,642)
                            ----------        -------        ---------       ----------        --------
Balance, December 31,
 1990                       17,325,427        173,254        1,205,736       (1,633,549)       (254,559)

Net Loss for the Year                                                           (22,323)        (22,323)
                            ----------        -------        ---------       ----------        --------
Balance, December 31,
 1991                       17,325,427        173,254        1,205,736       (1,655,872)       (276,882)

Net Loss for the Year                                                           (78,322)        (78,322)
                            ----------        -------        ---------       ----------        --------
Balance, December 31,
 1992                       17,325,427        173,254        1,205,736       (1,734,194)       (355,204)

Donated Capital                                                  7,500                            7,500
Net Loss for the Year                                                           (85,884)        (85,884)
                            ----------        -------        ---------       ----------        --------
Balance, December 31,
 1993                       17,325,427        173,254        1,213,236       (1,820,078)       (433,588)

Net Loss for the Year                                                           (61,810)        (61,810)
                            ----------        -------        ---------       ----------        --------
Balance, December 31,
 1994                       17,325,427        173,254        1,213,236       (1,881,888)       (495,398)

Net Loss for the Year                                                           (58,056)        (58,056)
                            ----------        -------        ---------       ----------        --------
Balance, December 31,
 1995                       17,325,427        173,254        1,213,236       (1,939,944)       (553,454)

Net Loss for the Year                                                           (63,365)        (63,365)
                            ----------        -------        ---------       ----------        --------
Balance, December 31,
 1996                       17,325,427        173,254        1,213,236       (2,003,309)       (616,819)

Net Loss for the Year                                                           (36,497)        (36,497)
                            ----------        -------        ---------       ----------        --------
Balance, December 31,
1997                        17,325,427        173,254        1,213,236       (2,039,806)       (653,316)

                 See notes to consolidated financial statements.

                                                              Page 8 of 13 pages


                                           HEALTH & LEISURE, INC.
                                       (a development stage company)

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                                (Unaudited)
                             For the period March 13, 1985 (date of inception)
                                           through March 31, 1999

                                                                               Deficit
                                    Common Stock                             Accumulated        Total
                                       Issued               Capital in         During        Shareholders'
                                    -------------           Excess of        Development        Equity
                                Shares         Amount          Par              Stage          (Deficit)
                                ------         ------       -----------      -----------     -------------
Balance, December 31,
1997                          17,325,427       173,254        1,213,236       (2,039,806)       (653,316)

Net Loss for the year                                                            (35,558)        (35,558)
                              ----------      --------       ----------      -----------       ---------

Balance, December 31,
 1998                         17,325,427       173,254        1,213,236       (2,075,364)       (688,874)

Net Loss for the period                                                          (21,222)        (21,222)
                              ----------      --------       ----------      -----------       ---------

Balance, March 31, 1999       17,325,427      $173,254       $1,213,236      $(2,096,586)      $(710,096)
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

                                                              Page 9 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      1999          1998
                                                      ----          ----
Cash Flows From Operating Activities:
      Net loss                                     $(21,222)     $(13,068)

      Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
             Increase in liabilities:
                   Accounts payable                   8,415         2,566
                   Accrued expenses                  10,175        10,175
                                                   --------      --------

                      Net cash provided (used)
                       by operating activities       (2,632)         (327)
                                                   --------      --------


Cash Flows From Financing Activities:
      Principal payments on bank debt                (2,478)       (2,718)
      Proceeds of borrowings from officer             3,675         2,850
                                                   --------      --------

                      Net cash provided (used)
                       by financing activities        1,197           132
                                                   --------      --------

Net Increase (Decrease) in Cash                      (1,435)         (195)

      Cash, beginning of period                       1,435           281
                                                   --------      --------


Cash, end of period                                $  -0-        $     86
                                                   ========      ========


Supplemental Disclosure of Cash Flows
 Information:

      Cash paid for interest                       $             $    281
                                                   ========      ========

                 See notes to consolidated financial statements.

                                                             Page 10 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION
         ---------------------
         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

         These financial statements should be read in conjunction with the audited financial statements of the Company contained in its report on Form 10-K for the year ended December 31, 1998.

                                                             Page 11 of 13 pages


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended March 31, 1999, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the first quarter of 1999, the Company provided pharmaceutical consulting which resulted in consulting revenue of $16,000 compared to consulting revenues of $14,803 during the first quarter of 1998.

Administration and general expense increased from $23,415 for the three months ended March 31, 1998 to $32,966 for the three months ended March 31, 1999, or approximately 41%. The increase occurred because in 1999 the Company had more activity than during 1998. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended March 31, 1999, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the quarter ended March 31, 1999, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $4,175. In addition, the Company's president advanced $3,675 to the Company.

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



                            HEALTH & LEISURE, INC.


Date May 6, 1999            by/S/ Robert M. Feldman
     ------------------       -------------------------------
                              Robert M. Feldman
                              President and Director


Date May 6, 1999            by/S/ Burton Schildhouse
     ------------------       -------------------------------
                              Burton Schildhouse
                              Secretary, Treasurer and
                               Director