Form 10QSB
period 1999-06-30
HEALTH & LEISURE INC /DE/
filed 1999-08-12
CIK 774657

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

                  For the quarterly period ended: June 30, 1999

                                       or

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
Yes  X  No
   ----   ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01                        17,325,427
-----------------------------             -------------------------------
          (Class)                         (Outstanding at August 5, 1999)

                                                              Page 2 of 13 pages


                             HEALTH & LEISURE, INC.

                                Table of Contents
                                -----------------

                                                                     Page #
                                                                     ------


PART I - FINANCIAL INFORMATION
         ---------------------
     Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1999
          and December 31, 1998                                       3 - 4

         Consolidated Statements of Operations for
          the six months ended June 30, 1999
          and 1998                                                      5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to June 30, 1999                   6 - 8

         Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998                       9

         Notes to the Consolidated Financial Statements                10


     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                              11


PART II - OTHER INFORMATION
          -----------------
     Item 6.  Exhibits and Reports on Form 8-K                         12

              Signature Page                                           13

                                                              Page 3 of 13 pages




PART I - FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                    June 30,
                                      1999           December 31,
                                   (Unaudited)           1998
                                   -----------       ------------

Current Assets:

     Cash                            $  104             $1,435
                                     ------             ------


Furniture and Fixtures, less
 accumulated depreciation               -0-                -0-
                                     ------             ------













Total Assets                         $  104             $1,435
                                     ======             ======

                 See notes to consolidated financial statements.

                                                              Page 4 of 13 pages


                                   LIABILITIES
                                   -----------

                                                           June 30,
                                                             1999        December 31,
                                                          (Unaudited)        1998
                                                          -----------    -----------

Current Liabilities:
     Accounts payable - trade                             $    49,418    $    33,749
     Accrued officer wages                                    354,000        342,000
     Accrued interest - officer                                94,686         86,336
     Current portion of long-term debt                            789          4,120
                                                          -----------    -----------
              Total current liabilities                       498,893        466,205
                                                          -----------    -----------


Other Liabilities:
     Long-term debt, less current
      portion:
         Officer                                              239,279        224,104
                                                          -----------    -----------


                         SHAREHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427
      shares                                                  173,254        173,254
Additional Paid-In Capital                                  1,213,236      1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                                (2,124,558)    (2,075,365)
                                                          -----------    -----------

         Total shareholders' equity
          (deficit)                                          (738,068)      (688,874)
                                                          -----------    -----------

Total Liabilities and Shareholders'
     Equity (Deficit)                                     $       104    $     1,435
                                                          ===========    ===========


                 See notes to consolidated financial statements.

                                                              Page 5 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three Months Ended              Six Months Ended
                                        June 30,                       June 30,
                            ----------------------------    ----------------------------
                                 1999            1998            1999            1998
                                 ----            ----            ----            ----
Consulting Income           $      8,000    $     39,246    $     24,000    $     54,049


Operating Expenses:
     Administrative
      and general                 31,797          34,436          64,762          57,851
                            ------------    ------------    ------------    ------------

         Operating Income
          (loss)                 (23,797)          4,810         (40,762)         (3,802)
                            ------------    ------------    ------------    ------------


Other Income
 (Expense):
     Interest expense             (4,175)         (4,336)         (8,432)         (8,792)
                            ------------    ------------    ------------    ------------



Net Income (Loss)           $    (27,972)   $        474    $    (49,194)   $    (12,594)
                            ============    ============    ============    ============


Net Income (Loss) Per
 Common Share               $     (0.002)   $      0.000    $     (0.003)   $     (0.001)
                            ============    ============    ============    ============


Weighted Average
 Shares Outstanding
 During the Period            17,325,427      17,325,427      17,325,427      17,325,427
                            ============    ============    ============    ============


                 See notes to consolidated financial statements.

                                                              Page 6 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                For the period March 13, 1985 (date of inception)
                              through June 30, 1999




                                       Common Stock                        Deficit
                                  ---------------------                  Accumulated       Total
                                          Issued            Capital in      During      Shareholders'
                                  ---------------------      Excess of    Development      Equity
                                  Shares         Amount         Par         Stage         (Deficit)
                                  ------         ------         ---         -----         ---------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception                  300,000       $ 3,000        $ 3,000                     $ 6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc                            7,700,000        77,000         (3,000)   $ (27,049)        46,951
                                ---------        ------        -------     --------       --------
Balance, March 13,
 1985, inception,
 as restated                    8,000,000        80,000                     (27,049)        52,951
Net Loss for the
 Period                                                                     (96,722)       (96,722)
                                ---------        ------        -------     --------       --------
Balance, December 31,
 1985                           8,000,000        80,000                    (123,771)       (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $ 25,610                       1,000,000        10,000         64,390                      74,390
Proceeds from Exercise
 of Series A Warrants             625,427         6,254        614,661                     620,915
Net Loss for the Year                                                      (230,969)      (230,969)
                                ---------        ------        -------     --------       --------
Balance, December 31,
 1986                           9,625,427        96,254        679,051     (354,740)       420,565
Proceeds from Exercise
 of Options                       140,000         1,400           (550)                        850
Proceeds from Exercise
 of Series A Warrants              10,000           100          9,900                      10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                    200,000         2,000                                      2,000
Costs Incurred in
 Obtaining Capital                                             (25,580)                    (25,580)
Net Loss for the Year                                                      (374,614)      (374,614)
                                ---------        ------        -------     --------       --------
Balance, December 31,
 1987                           9,975,427        99,754        662,821     (729,354)        33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc                                                                        (14,689)       (14,689)
Net Loss for the Year                                                      (242,711)      (242,711)
                                ---------        ------        -------     --------       --------
Balance, December 31,
 1988                           9,975,427        99,754        662,821     (986,754)      (224,179)


                 See notes to consolidated financial statements.

                                                              Page 7 of 13 pages





                             HEALTH & LEISURE, INC.
                          (a development stage company)

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                   (Unaudited)
                For the period March 13, 1985 (date of inception)
                              through June 30, 1999




                                            Common Stock                          Deficit
                                        ---------------------                   Accumulated        Total
                                               Issued            Capital in        During       Shareholders'
                                        ---------------------     Excess of      Development       Equity
                                        Shares         Amount        Par            Stage         (Deficit)
                                        ------         ------    ----------     ------------    -------------
Balance, December 31,
1988                                   9,975,427       99,754       662,821        (986,754)      (224,179)

Debt Conversion                        2,000,000       20,000       100,000                        120,000
Common Shares Issued                   1,500,000       15,000        95,000                        110,000
Contribution of
 Capital                                                            106,415                        106,415
Net Loss for the Year                                                              (156,153)      (156,153)
                                      ----------      -------     ---------      ----------       --------
Balance, December 31,
 1989                                 13,475,427      134,754       964,236      (1,142,907)       (43,917)

Common Shares Issued                   3,850,000       38,500       241,500                        280,000
Net Loss for the Year                                                              (490,642)      (490,642)
                                      ----------      -------     ---------      ----------       --------
Balance, December 31,
 1990                                 17,325,427      173,254     1,205,736      (1,633,549)      (254,559)

Net Loss for the Year                                                               (22,323)       (22,323)
                                      ----------      -------     ---------      ----------       --------
Balance, December 31,
 1991                                 17,325,427      173,254     1,205,736      (1,655,872)      (276,882)

Net Loss for the Year                                                               (78,322)       (78,322)
                                      ----------      -------     ---------      ----------       --------
Balance, December 31,
 1992                                 17,325,427      173,254     1,205,736      (1,734,194)      (355,204)

Donated Capital                                                       7,500                          7,500
Net Loss for the Year                                                               (85,884)       (85,884)
                                      ----------      -------     ---------      ----------       --------
Balance, December 31,
 1993                                 17,325,427      173,254     1,213,236      (1,820,078)      (433,588)

Net Loss for the Year                                                               (61,810)       (61,810)
                                      ----------      -------     ---------      ----------       --------
Balance, December 31,
 1994                                 17,325,427      173,254     1,213,236      (1,881,888)      (495,398)

Net Loss for the Year                                                               (58,056)       (58,056)
                                      ----------      -------     ---------      ----------       --------
Balance, December 31,
 1995                                 17,325,427      173,254     1,213,236      (1,939,944)      (553,454)

Net Loss for the Year                                                               (63,365)       (63,365)
                                      ----------      -------     ---------      ----------       --------
Balance, December 31,
 1996                                 17,325,427      173,254     1,213,236      (2,003,309)      (616,819)

Net Loss for the Year                                                               (36,497)       (36,497)
                                      ----------      -------     ---------      ----------       --------
Balance, December 31,
 1997                                 17,325,427      173,254     1,213,236      (2,039,806)      (653,316)


                 See notes to consolidated financial statements.

                                                              Page 8 of 13 pages





                             HEALTH & LEISURE, INC.
                          (a development stage company)

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                   (Unaudited)
                For the period March 13, 1985 (date of inception)
                              through June 30, 1999



                                            Common Stock    Capital in           Deficit
                                        -------------------------------         Accumulated           Total
                                               Issued        Excess of            During           Shareholders'
                                        -------------------------------         Development           Equity
                                        Shares      Amount      Par               Stage              (Deficit)
                                        ------      ------  -----------         -----------        -------------
Balance, December 31,
1997                                  17,325,427    173,254   1,213,236         (2,039,806)          (653,316)

Net Loss for the year                                                              (35,558)           (35,558)
                                      ----------   --------   ---------        -----------          ---------

Balance, December 31,
1998                                  17,325,427    173,254    1,213,236        (2,075,364)          (688,874)

Net loss for the period                                                            (49,194)           (49,194)
                                      ----------   --------   ----------       -----------          ---------

Balance, June 30, 1999                17,325,427   $173,254   $1,213,236       $(2,124,558)         $(738,068)
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

                                                              Page 9 of 13 pages



                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                    ---------------------
                                                       1999        1998
                                                       ----        ----
Cash Flows From Operating Activities:
      Net loss                                      $(49,194)   $(12,594)

      Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
             Increase in liabilities:
                   Accounts payable                   15,669       2,146
                   Accrued expenses                   20,350      20,350
                                                    --------    --------

                      Net cash provided (used) by
                       operating activities          (13,175)      9,902
                                                    --------    --------


Cash Flows From Financing Activities:
      Principal payments on bank debt                 (3,331)     (2,719)
      Proceeds of borrowings from officer             15,175
      Repayment of borrowings from officer                          (650)
                                                    --------    --------

                      Net cash provided (used) by
                       financing activities           11,844      (3,369)
                                                    --------    --------

Net Increase (Decrease) in Cash                       (1,331)      6,533

      Cash, beginning of period                        1,435         281
                                                    --------    --------


Cash, end of period                                 $    104    $  6,814
                                                    ========    ========


Supplemental Disclosure of Cash Flows
 Information:

      Cash paid for interest                        $     81    $    442
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

                                                             Page 10 of 13 pages



                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION
         ---------------------
         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                                             Page 11 of 13 pages




         Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

RESULTS OF OPERATIONS
---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended June 30, 1999, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the second quarter of 1999, the Company provided pharmaceutical consulting which resulted in consulting revenue of $8,000 compared to consulting revenues of $39,246 during the second quarter of 1998.

Administration and general expense decreased from $34,436 for the three months ended June 30, 1998 to $31,797 for the three months ended June 30, 1999, or approximately 8%. The decrease occurred because the Company had moderately less activity during 1999. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended June 30, 1999, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the quarter ended June 30, 1999, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $4,175.

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



                                             HEALTH & LEISURE, INC.


Date August 12, 1999                          by /S/ Robert M. Feldman
     --------------                             ------------------------
                                                Robert M. Feldman
                                                President and Director


Date August 12, 1999                          by /S/ Burton Schildhouse
     --------------                             ------------------------
                                                Burton Schildhouse
                                                Secretary, Treasurer and
                                                  Director