Form 10QSB
period 1999-09-30
HEALTH & LEISURE INC /DE/
filed 1999-11-12
CIK 774657

                                                              Page 1 of 13 pages
                                                                   (sequentially
                                                              numbered document)


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-QSB
                 [x] QUARTERLY REPORT PURSUANT TO ss.13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

                                       or

                 [ ] TRANSITION REPORT PURSUANT TO ss.13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition from            to
                                         ----------    ----------


Commission File Number:  0-15807
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
Yes X  No
   ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01                               17,325,427
-----------------------------                   --------------------------------
          (Class)                               (Outstanding at November 5, 1999

                                                              Page 2 of 13 pages

                                               HEALTH & LEISURE, INC.

                                                  Table of Contents
                                                  -----------------
                                                                                                     Page #
                                                                                                     ------
PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 1999
          and December 31, 1998                                                                      3 - 4

         Consolidated Statements of Operations for
          the three and nine months ended
          September 30, 1999 and 1998                                                                   5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to September 30, 1999                                             6 - 8

         Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1999 and 1998                                                 9

         Notes to the Consolidated Financial Statements                                                10


     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                                          11


PART II - OTHER INFORMATION
---------------------------

     Item 6.  Exhibits and Reports on Form 8-K                                                         12

              Signature Page                                                                           13

                                                              Page 3 of 13 pages

PART I - FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                 September 30,
                                                      1999        December 31,
                                                  (Unaudited)        1998
                                                  -----------        ----
Current Assets:

     Cash                                              $0           $1,435
                                                       --           ------

Furniture and Fixtures, less
 accumulated depreciation                               0                0
                                                       --           ------

Total Assets                                           $0           $1,435
                                                       ==           ======

                 See notes to consolidated financial statements.

                                                              Page 4 of 13 pages

                                   LIABILITIES
                                   -----------

                                                  September 30,
                                                       1999         December 31,
                                                   (Unaudited)         1998
                                                   -----------         ----
Current Liabilities:
     Accounts payable - trade                     $    56,356       $    33,749
     Accrued officer wages                            360,000           342,000
     Accrued interest - officer                        98,861            86,336
     Current portion of long-term debt                                    4,120
                                                  -----------       -----------
              Total current liabilities               515,217           466,205
                                                  -----------       -----------

Other Liabilities:
     Long-term debt, less current
      portion:
         Officer                                      248,279           224,104
                                                  -----------       -----------

                         SHAREHOLDERS' EQUITY (DEFICIT)
                         ------------------------------
Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427
      shares                                          173,254           173,254
Additional Paid-In Capital                          1,213,236         1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                        (2,149,986)       (2,075,365)
                                                  -----------       -----------

         Total shareholders' equity
          (deficit)                                  (763,496)         (688,875)
                                                  -----------       -----------

Total Liabilities and Shareholders'
     Equity (Deficit)                             $         0       $     1,435
                                                  ===========       ===========

                 See notes to consolidated financial statements.

                                                              Page 5 of 13 pages

                                     HEALTH & LEISURE, INC.
                                 (a development stage company)

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                   Three Months Ended                   Nine Months Ended
                                      September 30,                       September 30,
                                   ---------------------              ---------------------
                                   1999              1998             1999             1998
                                   ----              ----             ----             ----
Consulting Income             $     7,500       $    17,000       $    31,500       $    71,049

Operating Expenses:
     Administrative
      and general                  28,734            26,617            93,496            84,468
                              -----------       -----------       -----------       -----------

         Operating Income
          (loss)                  (21,234)           (9,617)          (61,996)          (13,419)
                              -----------       -----------       -----------       -----------

Other Income
 (Expense):
     Interest expense              (4,194)           (4,325)          (12,626)          (13,117)
                              -----------       -----------       -----------       -----------

Net Loss                      $   (25,428)      $   (13,942)      $   (74,622)      $   (26,536)
                              ===========       ===========       ===========       ===========

Net Loss Per
 Common Share                 $    (0.001)      $     0.001       $    (0.004)      $    (0.002)
                              ===========       ===========       ===========       ===========

Weighted Average
 Shares Outstanding
 During the Period             17,325,427        17,325,427        17,325,427        17,325,427
                              ===========       ===========       ===========       ===========

                 See notes to consolidated financial statements.

                                                              Page 6 of 13 pages

                                     HEALTH & LEISURE, INC.
                                  (a development stage company)

               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                           (Unaudited)
                        For the period March 13, 1985 (date of inception)
                                   through September 30, 1999



                                 Common Stock                          Deficit
                             ---------------------                   Accumulated       Total
                                    Issued             Capital in      During      Shareholders'
                             ---------------------      Excess of    Development      Equity
                             Shares         Amount         Par          Stage        (Deficit)
                             ------         ------         ---          -----        ---------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception              300,000      $ 3,000      $  3,000                     $   6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc                        7,700,000       77,000        (3,000)     $ (27,049)        46,951
                            ---------      -------      --------      ---------      ---------
Balance, March 13,
 1985, inception,
 as restated                8,000,000       80,000                      (27,049)        52,951
Net Loss for the
 Period                                                                 (96,722)       (96,722)
                            ---------      -------      --------      ---------      ---------
Balance, December 31,
 1985                       8,000,000       80,000                     (123,771)       (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
                            1,000,000       10,000        64,390                        74,390
Proceeds from Exercise
 of Series A Warrants         625,427        6,254       614,661                       620,915
Net Loss for the Year                                                  (230,969)      (230,969)
                            ---------      -------      --------      ---------      ---------
Balance, December 31,
 1986                       9,625,427       96,254       679,051       (354,740)       420,565
Proceeds from Exercise
 of Options                   140,000        1,400          (550)                          850
Proceeds from Exercise
 of Series A Warrants          10,000          100         9,900                        10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                200,000        2,000                                       2,000
Costs Incurred in
 Obtaining Capital                                       (25,580)                      (25,580)
Net Loss for the Year                                                  (374,614)      (374,614)
                            ---------      -------      --------      ---------      ---------
Balance, December 31,
 1987                       9,975,427       99,754       662,821       (729,354)        33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc                                                                   (14,689)        (14,689)
Net Loss for the Year                                                  (242,711)      (242,711)
                            ---------      -------      --------      ---------      ---------
Balance, December 31,
1988                        9,975,427       99,754       662,821       (986,754)      (224,179)

                 See notes to consolidated financial statements.

                                                              Page 7 of 13 pages

                                     HEALTH & LEISURE, INC.
                                  (a development stage company)

         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                           (Unaudited)
                        For the period March 13, 1985 (date of inception)
                                   through September 30, 1999



                                  Common Stock            Deficit
                              ---------------------     Accumulated       Total
                                     Issued             Capital in        During      Shareholders'
                              ---------------------      Excess of      Development      Equity
                              Shares         Amount         Par            Stage        (Deficit)
                              ------         ------         ---            -----        ---------
Balance, December 31,
 1988                       9,975,427        99,754        662,821        986,754      (224,179)
Debt Conversion             2,000,000        20,000        100,000                      120,000
Common Shares Issued        1,500,000        15,000         95,000                      110,000
Contribution of
 Capital                                                   106,415                      106,415
Net Loss for the Year                                                     156,153      (156,153)
                          -----------      --------      ---------     ----------      --------
Balance, December 31,
 1989                      13,475,427       134,754        964,236     (1,142,907)      (43,917)
Common Shares Issued        3,850,000        38,500        241,500                      280,000
Net Loss for the Year                                                    (490,642)     (490,642)
                          -----------      --------      ---------     ----------      --------
Balance, December 31,
 1990                      17,325,427       173,254      1,205,736     (1,633,549)     (254,559)
Net Loss for the Year                                                     (22,323)      (22,323)
                          -----------      --------      ---------     ----------      --------
Balance, December 31,
 1991                      17,325,427       173,254      1,205,736     (1,655,872)     (276,882)
Net Loss for the Year                                                     (78,322)      (78,322)
                          -----------      --------      ---------     ----------      --------
Balance, December 31,
 1992                      17,325,427       173,254      1,205,736     (1,734,194)     (355,204)
Donated Capital                                              7,500                        7,500
Net Loss for the Year                                                     (85,884)      (85,884)
                          -----------      --------      ---------     ----------      --------
Balance, December 31,
 1993                      17,325,427       173,254      1,213,236     (1,820,078)     (433,588)
Net Loss for the Year                                                     (61,810)      (61,810)
                          -----------      --------      ---------     ----------      --------
Balance, December 31,
 1994                      17,325,427       173,254      1,213,236     (1,881,888)     (495,398)
Net Loss for the Year                                                     (58,056)      (58,056)
                          -----------      --------      ---------     ----------      --------
Balance, December 31,
 1995                      17,325,427       173,254      1,213,236     (1,939,944)     (553,454)
Net Loss for the Year                                                     (63,365)      (63,365)
                          -----------      --------      ---------     ----------      --------
Balance, December 31,
 1996                      17,325,427       173,254      1,213,236     (2,003,309)     (616,819)
Net Loss for the Year                                                     (36,497)      (36,497)
                          -----------      --------      ---------     ----------      --------
Balance, December 31,
 1997                      17,325,427       173,254      1,213,236     (2,039,806)     (653,316)

                 See notes to consolidated financial statements.

                                                              Page 8 of 13 pages

                                         HEALTH & LEISURE, INC.
                                      (a development stage company)

             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                               (Unaudited)
                            For the period March 13, 1985 (date of inception)
                                       through September 30, 1999



                                    Common Stock              Deficit
                               -----------------------      Accumulated       Total
                                       Issued               Capital in        During       Shareholders'
                               -----------------------       Excess of      Development       Equity
                               Shares           Amount          Par            Stage         (Deficit)
                               ------           ------          ---            -----         ---------
Balance, December 31,
 1997                        17,325,427        173,254        1,213,236      (2,039,806)      (653,316)
Net Loss for the year                                                           (35,558)       (35,558)
                            -----------       --------       ----------     -----------      ---------
Balance, December 31,
 1998                        17,325,427        173,254        1,213,236      (2,075,364)      (688,874)
Net loss for the period                                                         (74,622)       (74,622)
                            -----------       --------       ----------     -----------      ---------
Balance, September 30,
 1999                       $17,325,427       $173,254       $1,213,236     $(2,149,986)     $(763,496)
                            ===========       ========       ==========     ===========      =========

                 See notes to consolidated financial statements.

                                                              Page 9 of 13 pages

                                         HEALTH & LEISURE, INC.
                                      (a development stage company)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                              1999               1998
                                                                              ----               ----
Cash Flows From Operating Activities:
      Net loss                                                             $(74,622)           $(26,536)
      Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
             Increase in liabilities:
                   Accounts payable                                          22,607               6,508
                   Accrued expenses                                          30,525              30,525
                                                                           --------            --------
                      Net cash provided (used) by
                       operating activities                                 (21,490)             10,497
                                                                           --------            --------

Cash Flows From Financing Activities:
      Principal payments on bank debt                                        (4,120)             (5,128)
      Proceeds of borrowings from officer                                    24,175
      Repayment of borrowings from officer                                                       (5,650)
                                                                           --------            --------
                      Net cash provided (used) by
                       financing activities                                  20,055             (10,778)
                                                                           --------            --------
Net Increase (Decrease) in Cash                                              (1,435)               (281)
      Cash, beginning of period                                               1,435                 281
                                                                           --------            --------

Cash, end of period                                                        $      0            $      0
                                                                           ========            ========

Supplemental Disclosure of Cash Flows
 Information:
      Cash paid for interest                                               $    101            $    592
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

                                                             Page 10 of 13 pages

                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION
         ---------------------
         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

         These financial statements should be read in conjunction with the audited financial statements of the Company contained in its report on Form 10-K for the year ended December 31, 1998.

                                                             Page 11 of 13 pages

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended September 30, 1999, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the third quarter of 1999, the Company provided pharmaceutical consulting which resulted in consulting revenue of $7,500 compared to consulting revenues of $17,000 during the third quarter of 1998.

Administration and general expense increased from $26,617 for the three months ended September 30, 1998 to $28,734 for the three months ended September 30, 1999, or approximately 8%. The increase occurred because the Company had moderately more activity during 1999. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended September 30, 1999, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the quarter ended September 30, 1999, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $4,175.

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



                                       HEALTH & LEISURE, INC.


Date September 5, 1999                 by/S/ Robert M. Feldman
     -----------------                   ---------------------
                                         Robert M. Feldman
                                         President and Director


Date September 5, 1999                 by/S/ Burton Schildhouse
     -----------------                   ----------------------
                                         Burton Schildhouse
                                         Secretary, Treasurer and
                                          Director