Form 10KSB40
period 1999-12-31
HEALTH & LEISURE INC /DE/
filed 2000-04-04
CIK 774657

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

                   For the fiscal year ended December 31, 1999
                                             -----------------
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission File Number 0-15807

                             HEALTH & LEISURE, INC.
                             ----------------------
                 (Name of Small Business Issuer in its charter)


            Delaware                                     31-1190725
--------------------------------             ----------------------------------
  (State of other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


203 East Broad Street, Columbus, Ohio                              43215
-----------------------------------------              ------------------------
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

         State Issuer's revenues for its most recent fiscal year.   $31,000
                                                                    -------

         The aggregate market value of the Registrant's common stock held by nonaffiliates as of February 24, 2000, the last date on which a trade occurred, on the basis of the $0.06 per share sale price on that date, was $275,015.

         On March 27, 2000, the Issuer had outstanding 17,325,427 shares of common stock, $0.01 par value, which is the Issuer's only class of common stock.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


PART I                                                                      1

   ITEM 1.     BUSINESS                                                     1
   ITEM 2.     PROPERTIES                                                   3
   ITEM 3.     LEGAL PROCEEDINGS                                            3
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          3

PART II                                                                     4

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCK-HOLDER MATTERS                                         4
   ITEM 6.     PLAN OF OPERATION                                            4
   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  5
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                5

PART III                                                                    7

   ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           7
   ITEM 10.    EXECUTIVE COMPENSATION                                       9
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                     9
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              11

PART IV                                                                    12

   ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES                   12

SIGNATURES                                                                 17


EXHIBIT INDEX                                                              21

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

         The Company will not pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which is not capable of supplying audited financial statements for prior years as may be required by the Securities Exchange Act of 1934, or any filing requirements thereunder. Under no circumstances will there be any combination with any entity where the entity or any of its directors, executive officers, principal shareholders or general partners:

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

Consulting Services
-------------------

         In order to fund ongoing expenses of the Company during the years 1993 through 1999 and to enable the Company to pay liabilities, the Company has entered into arrangements with pharmaceutical chains pursuant to which the Company has provided consulting services. These services began in April 1993. These services are provided on behalf of the Company by its president, who is a licensed pharmacist. It is not intended that consulting services will be an ongoing business of the Company. These consulting services are being rendered on a month-to-month basis. Once the Company completes a combination with a viable business opportunity, these services will terminate. There can be no assurance that such services will not be terminated prior to a combination with a business opportunity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

         The Company's shares of common stock are traded on the over-the-counter market and are included on the OTC Bulletin Board under the trading symbol HLLS. However, there has not been any significant trading activity in the Company's stock and no established public trading market exists. No quotations for the Company's stock during 1998 and during the first three quarters of 1999 are available, as reflected in the following table. Set forth for the fourth quarter of 1999 is the range of high and low bid prices for the shares as reported by National Quotation Bureau. These quotations reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                  Period                    Bid Prices
                  ------                    ----------

         1999                                  High              Low
         ----                                  ----              ---

                  First Quarter             (not quoted)
                  Second Quarter            (not quoted)
                  Third Quarter             (not quoted)
                  Fourth Quarter               $0.06            $0.06

         1998
         ----

                  First Quarter             (not quoted)
                  Second Quarter            (not quoted)
                  Third Quarter             (not quoted)
                  Fourth Quarter            (not quoted)



Holders of Securities
---------------------

         As of December 31, 1999, there were approximately 553 holders of record of the Company's shares of common stock.

Dividend Policy
---------------

         No cash dividends have been paid to date on the Company's common stock. The Company presently intends to retain all of its earnings, if any, to finance the growth and development of its business and does not expect to pay any cash dividends in the foreseeable future.

Sale of Unregistered Securities
-------------------------------

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

         The primary expenses in connection with this activity are travel and telephone expenses incurred to investigate business opportunities and the salary expense of the Company's president. During 1995, the Company also incurred additional legal and accounting expenses to bring current and complete its reporting requirements under the Securities and Exchange Act of 1934. The Company expects to fund its cash requirements for the next 12 months in the same manner as it has in the past several years as follows: (a) although the president's salary accrues, the Company has not actually paid the salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise; (b) the Company has generated funds by providing consulting services to pharmaceutical chains. $31,000 was generated from this activity in 1999, $84,203 was generated from this activity in 1998, $75,250 was generated from this activity in 1997, $53,000 was generated from this activity in 1996 and $59,000 was generated from this activity in 1995. This consulting is not expected to be an ongoing business of the Company but only a means to help fund expenses and there can be no assurance that these consulting services will continue; (c) the Company's president has personally loaned funds to the Company. He loaned the Company $43,167.71 during 1999, $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996, $21,272 during
1995, $36,149 during 1994, $81,057 during 1993, $44,954 during 1992 and $62,320 during 1991. Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements. The Company does not anticipate incurring any significant expense as a result of year 2000 compliance of computer based systems. However, if the Company consummates a business combination with another entity it is possible that such entity would have significant expense so that its computer systems can process data after the year 2000. The Company does not presently have any material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required under this Item is contained under the heading "Independent Auditor's Report" and is included herein as Exhibit 4 and is hereby incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         (a) On February 10, 2000, Harmon & Company, CPA, Inc. ("Harmon & Company") informed the Company that it has discontinued its business. As a result, on February 10, 2000, Harmon & Company resigned as the Company's independent accountants for the fiscal year ended December 31, 1999.

         The reports of Harmon & Company on the Company's financial statements for the past two fiscal years ended December 31, 1998 and 1997 contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principle. However, the reports of Harmon & Company on the Company's financial statements for the past two fiscal years ended December 31, 1998 and 1997 each contained an explanatory paragraph describing conditions related to the Company that raised substantial doubt about the Company's ability to continue as a going concern.

         In connection with its audits for the two most recent fiscal years and through February 14, 2000, there were no disagreements with Harmon & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Harmon & Company, would have caused Harmon & Company to make reference to the disagreements in its report on the financial statements for such years.

         During the two most recent fiscal years and through February 14, 2000, no reportable events under Item 304(a)(1)(v) of Regulation S-K occurred. Specifically, Harmon & Company:

                  (A) has not advised the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist;

                  (B) has not advised the Company that information has come to its attention that has led it to no longer be able to rely on management's representations or that has made it unwilling to be associated with the financial statements prepared by management;

                  (C) has not advised the Company of the need to expand significantly the scope of its audit or that information has come to its attention (during the Company's two most recent fiscal years and through February 14, 2000) that, if further investigated, may materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal period or periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and has not advised the Company that, due to its resignation or for any other reason, it did not expand the scope of its audit or conduct such further investigation; and

                  (D) has not advised the Company that information has come to its attention that, it has concluded, materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal period or periods subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to its satisfaction, would prevent it from rendering an unqualified audit report on those financial statements) and, due to resignation or for any other reason, the issue has not been resolved to its satisfaction.

         On February 21, 2000, a letter from Harmon & Company addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K was provided to the Company.

         (b) On February 28, 2000, the Company hired Jones, Jensen & Company, LLC as its new independent accountant.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Name                Age            Position and Business Experience              Director Since
          ----                ---            --------------------------------              --------------

Robert M. Feldman             68      Chairman of the Board of Directors, President,           1986
                                      and Chief Executive Officer of the Company.
                                      Since 1984, Mr. Feldman has been involved with
                                      the organization, development, and operating of
                                      the Company and its subsidiaries. Mr. Feldman is
                                      a licensed pharmacist in the State of Ohio.

Burton Schildhouse            74      Secretary, Treasurer and director of the                 1986
                                      Company. From June 1990 to June 1995, Mr.
                                      Schildhouse served as Vice President of the
                                      Greater Columbus Chamber of Commerce. For more
                                      than 25 years, Mr. Schildhouse has been Chief
                                      Executive officer of Burton Schildhouse
                                      Communications Counsel, Columbus, Ohio, a firm
                                      which provides consulting services to
                                      businesses, institutions, and public agencies on
                                      business and development issues, public affairs,
                                      communications, public relations, and
                                      advertising. He has served as its Chairman from
                                      July 1995 to present.

Arthur Aaronson               51      Director of the Company. Since 1975, Mr.                 1989
                                      Aaronson has been a partner in the law firm of
                                      Aaronson & Aaronson, Los Angeles, California.

James S. Koroloff             66      Director of the Company. From May 1990 to                1990
                                      December 1991, he served as a vice president of
                                      the Company. Since June 1989, Mr. Koroloff has
                                      also been president of Westchester Capitol
                                      Corporation, Toledo, Ohio, a firm which is
                                      engaged in raising venture capital for
                                      businesses. From July 1988 to June 1989, Mr.
                                      Koroloff was vice president of syndications for
                                      United Satellite Associations, Detroit,
                                      Michigan. From January 1985 to July 1988, Mr.
                                      Koroloff was a consultant and later a vice
                                      president of syndication for First Ameri-Cable
                                      Corporation, Columbus, Ohio, a company engaged
                                      in providing cable television services.

          Name                Age            Position and Business Experience              Director Since
          ----                ---            --------------------------------              --------------

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


         During 1999, the directors took action by unanimous written consent without a meeting one time.

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


                                                                                   Securities
     Name                                                Other                       Under-                   All
      and                                               Annual      Restricted       lying        LTIP       Other
   Principal                                            Compen-        Stock        Options/      Pay-      Compen-
   Position        Year       Salary        Bonus      sation(1)     Award(s)         SARs        Outs      sation
   --------        ----       ------        -----      ------        --------         ----        ----      ------

Robert M.          1999      $24,000         $0           $0            $0             $0          $0         $0
Feldman,           1998      $24,000         $0           $0            $0             $0          $0         $0
President          1997      $24,000         $0           $0            $0             $0          $0         $0

----------

         (1) Salaries have been accrued pursuant to an employment agreement with H&L Concepts, Inc., a wholly owned subsidiary of the Company. Under the agreement, Mr. Feldman was entitled to receive an annual salary of $24,000 in 1997, 1998 and 1999. However, because of the Company's cash position, Mr. Feldman did not receive any of his salary during these years. Such salary is reflected as an accrued liability on the Company's financial statements. The employment agreement also provides for the use of an automobile and certain other benefits as the Board may from time to time determine.

Compensation of Directors
-------------------------

         No Director of the Company has received any compensation as such, to date, and there are no plans to compensate Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information with respect to the only persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 1999:

                                   Amount Beneficially      Percent of
Name and Address                        Owned(1)               Class
----------------                        --------               -----

Robert M. Feldman                         9,400,000(2)           54.3%
2720 Sonata Drive
Columbus, OH 43209

Arthur Aaronson                           1,250,000(3)            7.2%
16133 Ventura Blvd.
Encino, CA 91436

Keith Marz                                2,506,840(3)          14.47%
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

Security Ownership of Management
--------------------------------

         The following table sets forth certain information with respect to the number of shares of Common Stock beneficially owned by each director of the Company, and by all directors and executive officers of the Company as a group, as of December 31, 1999:


                                      Amount Beneficially           Percent of
                 Name                      Owned(1)                    Class
                 ----                      --------                    -----

Robert M. Feldman                            9,400,000(2)                54.3%
Burton Schildhouse                              35,000                     .2%
Arthur Aaronson                              1,250,000(3)                 7.2%
James S. Koroloff                              500,000                    2.9%
Donald S. Franklin                              50,000                     .3%
All directors and executive
officers as a group (5 persons)             11,235,000                  64.85%

----------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of the end of 1999, the Company owed Robert M. Feldman $267,271.71, exclusive of accrued and unpaid salary and exclusive of interest. Such amount consisted of (a) monies owed by the Company to Mr. Feldman under a promissory note dated April 12, 1991, (b) advances by Mr. Feldman to the Company during the years 1991 through 1999, and (c) accrued interest under such 1991 promissory note and for such advances through 1999. The aggregate amount owed through 1994 was consolidated into a promissory note from the Company to Mr. Feldman dated January 18, 1995 in the principal amount of $184,343, with principal and accrued interest payable over a five year period in equal monthly installments of principal and interest beginning in February 1996. In February 1996, the date for the commencement of monthly payments was extended to February 1, 1997. In February 1997, the date for the commencement of monthly payments was further extended to February 1, 1998, in February 1998 the date for Commencement of monthly payments was further extended to February 1, 1999, in February 1999 the date for commencement of monthly payments was further extended to February 1, 2000, and in February 2000 the date for commencement of monthly payments was further extended to February 1, 2001. Additionally, the Company executed similar notes in February 1996, February 1997, February 1998, February 1999 and February 2000 for amounts advanced during 1995, 1996, 1997, 1998 and 1999 in the principal amount of $21,272, $15,139, $2,000, $1,350 and $43,167.71, respectively. In the event of a change in control of the Company, all principal and accrued interest under the notes is, at Mr. Feldman's option, immediately due and payable. Generally, a change of control is defined in the notes to mean
(i) when a person or group acquires 20 percent or more of the Company's outstanding shares; (ii) when, during any period of 24 consecutive months, the individuals who, at the beginning of such period, constitute the board of directors cease for any reason other than death to constitute a majority of the board; or (iii) upon the acquisition of the Company by an outside entity through a transaction requiring shareholder approval.

         In 1996, $21,770 was due to a bank from a loan the Company obtained in 1996 in the amount of $26,000. The entire balance of this loan was paid in full during 1999.

         Due to the Company's cash position, the Company's president, Mr. Feldman, has not received salary due him for several years. The salary has been accrued on the books of the Company. Mr. Feldman was owed $366,000 of accrued wages through December 31, 1999.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   LISTING OF FINANCIAL STATEMENTS
                  -------------------------------

                  The following financial statements of the Company are incorporated by reference in Item 7:

                           Independent Auditors' Report.

                           Consolidated Balance Sheets at December 31, 1999 and 1998.

                           Consolidated Statement of Operations for the Years Ended December 31, 1999 and 1998, and for the period March 13, 1985 (Inception) through December 31, 1999.

                           Statement of Shareholders' Equity Deficiency for the period March 13, 1985 (Inception) through December 31, 1999.

                           Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998, and for the period March 13, 1985 (Inception) through December 31, 1999.

                           Notes to Consolidated Financial Statements for the years ended December 31, 1999 and 1998.

         (a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES
                  ----------------------------------------

                  Schedules IV, VIII and IX are included following the signature page. All other Schedules are omitted because the required information is either represented in the financial statements or notes thereto, or is not applicable, required or material.

         (a)(3)   LISTING OF EXHIBITS
                  -------------------

                                                                         If Incorporated by Reference,
   Exhibit                                                              Document with which Exhibit was
     No.                 Description of Exhibit                            Previously Filed with SEC
     ---                 ----------------------                            -------------------------

     1(A)       Certificate of Incorporation               Annual Report on Form 10-K for the year ended
                                                           December 31, 1987, filed March 30, 1988 (see Exhibit 1(A)
                                                           therein).

     1(B)       Certificate of Amendment to Certificate    Annual Report on Form 10-K for the year ended
                of Incorporation filed May 2, 1988         December 31, 1988 filed December 28, 1989
                                                           (see Exhibit 1(B) therein).

     1(C)       Certificate of Amendment to Certificate    Annual Report on Form 10-K for the year ended
                of Incorporation filed September 12, 1990  December 31, 1990 filed April 15, 1991 (see Exhibit 1(C)
                                                           therein).

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

    *3(A)       Employment Agreement with Robert M.        Post-Effective Amendment No. 1 to the 1933 Act
                Feldman                                    Registration Statement on Form S-18 filed November 12,
                                                           1986 (see Exhibit 10(A) therein).

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

     3(D)       Promissory Note date February 1, 1996      Form 10-KSB for year ending December 31, 1995.
                from H & L Concepts, Inc. to Robert M.
                Feldman

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

     3(K)       Promissory Note dated as of February 1,    Form 10-KSB for year ending December 31, 1997.
                1998 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(L)       Amendment dated as of February 1, 1999     Form 10-KSB for year ending December 31, 1998.
                to Promissory Note Dated January 18,
                1995 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(M)       Amendment dated as of February 1, 1999     Form 10-KSB for year ending December 31, 1998.
                to Promissory Note Dated February 1,
                1996 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(N)       Amendment dated as of February 1, 1999     Form 10-KSB for year ending December 31, 1998.
                to Promissory Note Dated February 1,
                1997 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(O)       Amendment dated as of February 1, 1999     Form 10-KSB for year ending December 31, 1998.
                to Promissory Note Dated February 1,
                1998 from H & L Concepts, Inc. to Robert
                M. Feldman

                                      -14

                                                                         If Incorporated by Reference,
   Exhibit                                                              Document with which Exhibit was
     No.                 Description of Exhibit                            Previously Filed with SEC
     ---                 ----------------------                            -------------------------
     3(P)       Promissory Note dated as of February 1,    Form 10-KSB for year ending December 31, 1998.
                1999 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(Q)       Amendment dated as of February 1, 2000     Contained herein.
                to Promissory Note Dated January 18,
                1995 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(R)       Amendment dated as of February 1, 2000     Contained herein.
                to Promissory Note Dated February 1,
                1996 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(S)       Amendment dated as of February 1, 2000     Contained herein.
                to Promissory Note Dated February 1,
                1997 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(T)       Amendment dated as of February 1, 2000     Contained herein.
                to Promissory Note Dated February 1,
                1998 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(U)       Amendment dated as of February 1, 2000     Contained herein.
                to Promissory Note Dated February 1,
                1999 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(V)       Promissory Note dated as of February 1,    Contained herein.
                2000 from H & L Concepts, Inc. to Robert
                M. Feldman

      4         Independent Auditor's Report               Contained herein.

      5         List of Subsidiaries                       Contained herein.

      6         Powers of Attorney                         Contained herein.

      7         Financial Data Schedule                    Contained herein.

----------


         *Executive Compensation Plans and Arrangements required to be filed pursuant to Reg. 601(B)(10) of Regulation S-B.

         No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-B.

         (b)      REPORTS ON FORM 8-K
                  -------------------

         No Form 8-K's were filed during the fourth quarter of the Company's fiscal year ended December 31, 1999.

         (c)      EXHIBITS
                  --------

         The exhibits in response to this portion of Item 13 are submitted as a separate section of this report following the signatures.

         (d)      FINANCIAL STATEMENT SCHEDULES
                  -----------------------------

         Schedules IV is are included following the signature page. All other schedules are omitted because the required information is either presented in the financial statements or notes thereto or is not applicable, required or material.

                  [Remainder of page intentionally left blank]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HEALTH & LEISURE, INC.


Date:  March 27, 2000                       By /s/ Robert M. Feldman
                                               ---------------------
                                            Robert M. Feldman, President,
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors


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


Signature                                Title                                         Date
---------                                -----                                         ----


/s/ Robert M. Feldman                    President, Chief Executive Officer, and       March 27, 2000
------------------------------------
Robert M. Feldman                        Chairman (Principal Executive Officer)


/s/ Burton Schildhouse*                  Secretary, Treasurer and Director,            March 27, 2000
------------------------------------
Burton Schildhouse*                      (Principal Financial Officer)


/s/ Arthur Aaronson*                     Director                                      March 27, 2000
------------------------------------
Arthur Aaronson*


/s/ Donald S. Franklin*                  Director                                      March 27, 2000
------------------------------------
Donald S. Franklin*


/s/ James S. Koroloff*                   Director                                      March 27, 2000
------------------------------------
James S. Koroloff*


         *The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.


By    /s/ Robert M. Feldman                                                             March 27, 2000
      ------------------------------
         Robert M. Feldman,
         Attorney-in-Fact

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

       Schedule IV - Indebtedness of and to Related Parties - Not Current

                                                                 Indebtedness of
                                                          related parties - not current


                                     Balance at                                                          Balance
             1999                     beginning                                                           end of
        Name of Person                of period              Additions             Deductions             period
        --------------                ---------              ---------             ----------             ------

Robert M. Feldman,                    $224,104              $43,167.71(1)            $      0 (2)         $267,271.71
President


                                     Balance at                                                          Balance
             1998                     beginning                                                           end of
        Name of Person                of period              Additions             Deductions             period
        --------------                ---------              ---------             ----------             ------

Robert M. Feldman,                    $222,754              $ 9,850(1)              $8,500(2)            $224,104
President

             1997
        Name of Person

Robert M. Feldman,                    $220,754               $7,000(1)              $5,000(2)            $222,754
President


-------------------------

         (1) 1999, 1998, and 1997 additions consist of borrowings of $43,167.71, $9,850, and $7,000, respectively.

         (2) 1999, 1998, and 1997 deductions consist of principal payments of $0, $8,500, and $5,000, respectively.

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

        (3)                1(C)        Certificate of Amendment to Certificate    Form 10-K Annual Report for the
                                       of Incorporation filed September 12, 1990  year ended December 31, 1990, filed April 15, 1991 (see Exhibit
                                                                                  1(C) therein)

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

        (10)               3(K)        Promissory Note dated February 1, 1998     Form 10-KSB for year ending
                                       from H & L Concepts, Inc. to Robert M.     December 31, 1997
                                       Feldman

        (10)               3(L)        Amendment dated as of February 1, 1999     Form 10-KSB for year ending
                                       to Promissory Note Dated January 18,       December 31, 1998
                                       1995 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(M)        Amendment dated as of February 1, 1999     Form 10-KSB for year ending
                                       to Promissory Note Dated February 1,       December 31, 1998
                                       1996 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(N)        Amendment dated as of February 1, 1999     Form 10-KSB for year ending
                                       to Promissory Note Dated February 1,       December 31, 1998
                                       1997 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(O)        Amendment dated as of February 1, 1999     Form 10-KSB for year ending
                                       to Promissory Note Dated February 1,       December 31, 1998
                                       1998 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(P)        Promissory Note dated as of February 1,    Form 10-KSB for year ending
                                       1999 from H & L Concepts, Inc. to Robert   December 31, 1998
                                       M. Feldman

        (10)               3(Q)        Amendment dated as of February 1, 2000     Contained herein.
                                       to Promissory Note Dated January 18,
                                       1995 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(R)        Amendment dated as of February 1, 2000     Contained herein.
                                       to Promissory Note Dated February 1,
                                       1996 from H & L Concepts, Inc. to Robert
                                       M. Feldman


        (10)               3(S)        Amendment dated as of February 1, 2000     Contained herein.
                                       to Promissory Note Dated February 1,
                                       1997 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(T)        Amendment dated as of February 1, 2000     Contained herein.
                                       to Promissory Note Dated February 1,
                                       1998 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(U)        Amendment dated as of February 1, 2000     Contained herein.
                                       to Promissory Note Dated February 1,
                                       1999 from H & L Concepts, Inc. to Robert
                                       M. Feldman


        (10)               3(V)        Promissory Note dated as of February 1,    Contained herein.
                                       2000 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (23)                 4         Independent Auditor's Report               Contained herein.

        (21)                 5         List of Subsidiaries                       Contained herein

        (24)                 6         Powers of Attorney                         Contained herein

        (27)                 7         Financial Data Schedule                    Contained herein


[Remainder of page intentionally left blank.]