Form 10QSB
period 2000-03-31
HEALTH & LEISURE INC /DE/
filed 2000-05-11
CIK 774657

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

                 For the quarterly period ended: March 31, 2000

                                       or

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
Yes   X     No
    ----       ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01               17,325,427
-----------------------------   ---------------------------
         (Class)               (Outstanding at May 4, 2000)

                                                              Page 2 of 13 pages


                             HEALTH & LEISURE, INC.

                                Table of Contents
                                -----------------


                                                                      Page #
                                                                      ------


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2000
          and December 31, 1999                                        3 - 4

         Consolidated Statements of Operations for
          the three months ended March 31, 2000
          and 1999                                                       5

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to March 31, 2000                   6 - 8

         Consolidated Statements of Cash Flows for the
          three months ended March 31, 2000 and 1999                     9

         Notes to the Consolidated Financial Statements                 10


     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                           11


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                          12

                  Signature Page                                        13

                                                              Page 3 of 13 pages



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                              March 31,
                                                2000               December 31,
                                             (Unaudited)               1999
                                             -----------           ------------

Current Assets:

     Cash                                    $       225           $     1,050
                                              ----------            ----------

Furniture and Fixtures, less
 accumulated depreciation                          -0-                  -0-
                                              ----------            ----------


Total Assets                                 $       225          $     1,050
                                              ==========           ==========



                See notes to consolidated financial statements.

                                                              Page 4 of 13 pages


                                   LIABILITIES
                                   -----------


                                                      March 31,
                                                        2000                    December 31,
                                                     (Unaudited)                    1999
                                                     -----------               -------------
Current Liabilities:
     Accounts payable - trade                        $    48,211               $    59,454
     Accrued officer wages                               372,000                   366,000
     Note payable-related party                          280,272                   267,272
     Accrued interest payable-related
      party                                              102,809                    98,974
                                                      ----------                ----------
              Total current liabilities                  803,292                   791,700
                                                      ----------                ----------


                                 SHAREHOLDERS' EQUITY (DEFICIT)
                                 ------------------------------

Preferred Stock, $.01 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - none
Common Stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding - 17,325,427 shares          173,254                   173,254
Additional Paid-In Capital                             1,213,236                 1,213,236
Deficit Accumulated During the Develop-
 ment Stage                                           (2,189,557)               (2,177,140)
                                                      ----------                ----------

         Total shareholders' equity
          (deficit)                                     (803,067)                 (790,650)
                                                      ----------                ----------

Total Liabilities and Shareholders'
     Equity (Deficit)                                $       225               $     1,050
                                                      ==========                ==========


                See notes to consolidated financial statements.

                                                              Page 5 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended
                                                 March 31,
                                      -------------------------------
                                           2000                1999
                                           ----                ----

Consulting Income                     $      7,500       $     16,000


Operating Expenses:
     Administrative and general             16,082             32,966
                                      ------------       ------------

         Operating income (loss)            (8,582)           (16,966)
                                      ------------       ------------


Other Income (Expense):
     Interest expense                       (3,835)            (4,256)
                                      ------------       ------------



Net Loss                              $    (12,417)      $    (21,222)
                                      ============       ============


Net Loss Per Common Share             $     (0.001)      $     (0.001)
                                      ============       ============


Weighted Average Shares Out-
 standing During the Period             17,325,427         17,325,427
                                      ============       ============


                See notes to consolidated financial statements.

                                                              Page 6 of 13 pages


                             HEALTH & LEISURE, INC.
                          (a development stage company)

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                For the period March 13, 1985 (date of inception)
                             through March 31, 2000



                                          Common Stock                        Deficit
                                         ---------------                    Accumulated             Total
                                             Issued          Capital in        During            Shareholders'
                                         ---------------      Excess of      Development            Equity
                                         Shares   Amount         Par            Stage              (Deficit)
                                         ------   ------     ----------     ------------         -------------
Proceeds from Initial
 Issuance of Common
 Stock on March 13,
 1985, inception                         300,000 $  3,000    $    3,000                           $   6,000
Retroactive Effect of
 Recapitalization of
 Health & Leisure,
 Inc.                                  7,700,000   77,000        (3,000)     $  (27,049)             46,951
                                      ---------- --------    ----------      ----------           ---------
Balance, March 13,
 1985, inception,
 as restated                           8,000,000   80,000                       (27,049)             52,951
Net Loss for the
 Period                                                                         (96,722)            (96,722)
                                      ---------- --------    ----------      ----------           ---------
Balance, December 31,
 1985                                  8,000,000   80,000                      (123,771)            (43,771)
Proceeds from Issuance
 of Common Stock, net
 of related costs of
 $25,610                               1,000,000   10,000        64,390                              74,390
Proceeds from Exercise
 of Series A Warrants                    625,427    6,254       614,661                             620,915
Net Loss for the Year                                                          (230,969)           (230,969)
                                      ---------- --------    ----------      ----------           ---------
Balance, December 31,
 1986                                  9,625,427   96,254       679,051        (354,740)            420,565
Proceeds from Exercise
 of Options                              140,000    1,400          (550)                                850
Proceeds from Exercise
 of Series A Warrants                     10,000      100         9,900                              10,000
Issuance of Shares
 Pursuant to Finders
 Fee Agreement                           200,000    2,000                                             2,000
Costs Incurred in
 Obtaining Capital                                              (25,580)                            (25,580)
Net Loss for the Year                                                          (374,614)           (374,614)
                                      ---------- --------    ----------      ----------           ---------
Balance, December 31,
 1987                                  9,975,427   99,754       662,821        (729,354)             33,221
Dividend, 498,771
Shares of Entrepreneur,
 Inc.                                                                           (14,689)            (14,689)
Net Loss for the Year                                                          (242,711)           (242,711)
                                      ---------- --------    ----------      ----------           ---------
Balance, December 31,
 1988                                  9,975,427   99,754       662,821        (986,754)           (224,179)


                See notes to consolidated financial statements.

                             HEALTH & LEISURE, INC.
                          (a development stage company)

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                   (Unaudited)
                For the period March 13, 1985 (date of inception)
                             through March 31, 2000



                                          Common Stock                        Deficit
                                         ---------------                    Accumulated             Total
                                             Issued          Capital in        During            Shareholders'
                                         ---------------      Excess of      Development            Equity
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

                                                              Page 8 of 13 pages





                             HEALTH & LEISURE, INC.
                          (a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - Continued
                                   (Unaudited)
                For the period March 13, 1985 (date of inception)
                             through March 31, 2000



                                        Common Stock                        Deficit
                                       ---------------                    Accumulated             Total
                                           Issued          Capital in        During            Shareholders'
                                       ---------------      Excess of      Development            Equity
                                       Shares   Amount         Par            Stage              (Deficit)
                                       ------   ------     ----------     ------------         -------------

Balance, December 31,
1997                                  17,325,427  173,254   1,213,236        (2,039,806)          (653,316)

Net Loss for the year                                                           (35,558)           (35,558)
                                      ----------  -------   ---------        ----------           --------

Balance, December 31,
 1998                                 17,325,427  173,254   1,213,236        (2,075,364)          (688,874)

Net Loss for the year                                                          (101,776)          (101,776)
                                      ----------  -------   ---------        ----------           --------

Balance, December 31,
 1999                                 17,325,427  173,254   1,213,236        (2,177,140)          (790,650)

Net Loss for the period                                                         (12,417)           (12,417)
                                      ----------  -------   ---------        ----------           --------

Balance, March 31, 2000               17,325,427 $173,254  $1,213,236       $(2,189,557)         $(803,067)
                                      ==========  =======   =========        ==========           ========


                See notes to consolidated financial statements.

                                                              Page 9 of 13 pages



                             HEALTH & LEISURE, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                 -----------------
                                                                             2000                    1999
                                                                             ----                    ----
Cash Flows From Operating Activities:
      Net loss                                                             $(12,417)               $(21,222)

      Adjustments to reconcile net loss to net cash used by operating activities:
             Increase(Decrease) in liabilities:
                   Accounts payable                                         (11,243)                  8,415
                   Accrued expenses                                           9,835                  10,175
                                                                            -------                 -------

                     Net cash used by operating
                      activities                                            (13,825)                 (2,632)
                                                                            -------                 -------


Cash Flows From Financing Activities:
      Principal payments on bank debt                                                                (2,478)
      Proceeds of borrowings from officer                                    13,000                   3,675
                                                                            -------                 -------

                     Net cash provided by financing
                      activities                                             13,000                   1,197
                                                                            -------                 -------

Net Decrease in Cash                                                           (825)                 (1,435)

      Cash, beginning of period                                               1,050                   1,435
                                                                            -------                 -------


Cash, end of period                                                        $    225                $    -0-
                                                                            =======                 =======


Supplemental Disclosure of Cash Flows
 Information:

      Cash paid for interest                                               $      0                $     80
                                                                            =======                 =======


                See notes to consolidated financial statements.

                                                             Page 10 of 13 pages



                             HEALTH & LEISURE, INC.
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION
         ---------------------

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year.

         These financial statements should be read in conjunction with the audited financial statements of the Company contained in its report on Form 10-K for the year ended December 31, 1999.

                                                             Page 11 of 13 pages




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the quarter ended March 31, 2000, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and is searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the first quarter of 2000, the Company provided pharmaceutical consulting which resulted in consulting revenue of $7,500 compared to consulting revenues of $16,000 during the first quarter of 1999.

Administration and general expense decreased from $32,966 for the three months ended March 31, 1999 to $16,082 for the three months ended March 31, 2000, or approximately 51%. The decrease occurred because in 2000 the Company had less activity than during 1999. The Company is continuing to search for businesses with which it can combine. The expenses incurred during the quarter ended March 31, 2000, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the quarter ended March 31, 2000, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $3,835. In addition, the Company's president advanced $13,000 to the Company.

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



                                           HEALTH & LEISURE, INC.


Date May 10, 2000                          by/S/ Robert M. Feldman
     ----------------                        -----------------------------
                                             Robert M. Feldman
                                             President and Director


Date May 10, 2000                          by/S/ Burton Schildhouse
     ----------------                        ----------------------
                                             Burton Schildhouse
                                             Secretary, Treasurer and
                                              Director