Form 10QSB
period 2000-06-30
HEALTH & LEISURE INC /DE/
filed 2000-08-21
CIK 774657

                                                                   1 of 18 pages
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB
[x]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

                                       or

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
Yes X  No
   ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01                            17,325,427
-----------------------------                  --------------------------------
          (Class)                              (Outstanding at August 11, 2000)

                                                                   2 of 18 pages
                             HEALTH & LEISURE, INC.

                                TABLE OF CONTENTS


                                                                      Page #
                                                                      ------


PART I - FINANCIAL INFORMATION
         ---------------------

     Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2000
          and December 31, 1999                                          3

         Consolidated Statements of Operations for
          the six months ended June 30, 2000
          and 1999 and inception.                                        4

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to June 30, 2000                    5 - 7

         Consolidated Statements of Cash Flows for the
          six months ended June 30, 2000 and 1999 and from
          inception.                                                   8 - 9

         Notes to the Consolidated Financial Statements               10 - 15


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              16


PART II - OTHER INFORMATION
          -----------------

     Item 6.  Exhibits and Reports on Form 8-K                          17

                  Signature Page                                        18

                                                                   3 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                                       June 30,      December 31,
                                                                        2000             1999
                                                                    -----------      -----------
                                                                    (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                        $     1,193      $     1,050
                                                                    -----------      -----------

     Total Current Assets                                                 1,193            1,050
                                                                    -----------      -----------

     TOTAL ASSETS                                                   $     1,193      $     1,050
                                                                    ===========      ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                 $    74,658      $    59,454
   Accrued wages (Note 3)                                               378,000          366,000
   Note payable - related party (Note 2)                                296,772          267,272
   Accrued interest payable - related party (Note 2)                    107,554           98,974
                                                                    -----------      -----------

     Total Current Liabilities                                          856,984          791,700
                                                                    -----------      -----------

     Total Liabilities                                                  856,984          791,700
                                                                    -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized of
    $0.01 par value, no shares outstanding                                    -                -
   Common stock; 20,0000,000 shares authorized of
    $0.01 par value, 17,325,427 shares issued and
    outstanding                                                         173,254          173,254
   Additional paid-in capital                                         1,213,236        1,213,236
   Deficit accumulated during the development stage                  (2,242,281)      (2,177,140)
                                                                    -----------      -----------

     Total Stockholders' Equity (Deficit)                              (855,791)        (790,650)
                                                                    -----------      -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                             $     1,193      $     1,050
                                                                    ===========      ===========

                                                                   4 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                                                              From
                                              For the                            For the                  Inception on
                                          Three Months Ended                 Six Months Ended               March 13,
                                              June 30,                           June 30,                 1985 Through
                                  ------------------------------      ------------------------------        June 30,
                                      2000              1999              2000              1999              2000
                                  ------------      ------------      ------------      ------------      ------------

REVENUE                           $      7,500      $      8,000      $     15,000      $     24,000      $    862,728

EXPENSES

   General and administrative           55,480            31,797            75,397            64,762         3,899,588
                                  ------------      ------------      ------------      ------------      ------------

     Total Expenses                     55,480            31,797            75,397            64,762         3,899,588
                                  ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                   (47,980)          (23,797)          (60,397)          (40,762)       (3,036,860)
                                  ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

   Interest income                           -                 -                 -                 -            18,111
   Interest expense                     (4,745)           (4,175)           (4,745)           (8,432)         (185,373)
   Miscellaneous income                      -                 -                 -                 -            18,363
                                  ------------      ------------      ------------      ------------      ------------

     Total Other Income
      (Expense)                         (4,745)           (4,175)           (4,745)           (8,432)         (148,899)
                                  ------------      ------------      ------------      ------------      ------------

LOSS BEFORE
 EXTRAORDINARY ITEM                    (52,725)          (27,972)          (65,142)          (49,194)       (3,185,759)

EXTRAORDINARY ITEM -
 GAIN ON EXTINGUISHMENT
 OF DEBT                                     -                 -                 -                 -           167,288

GAIN ON DISPOSAL OF
 DISCONTINUED
 OPERATIONS                                  -                 -                 -                 -           776,190
                                  ------------      ------------      ------------      ------------      ------------

NET LOSS                          $    (52,725)     $    (27,972)     $    (65,142)     $    (49,194)     $ (2,242,281)
                                  ============      ============      ============      ============      ============

BASIC LOSS PER SHARE              $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                  ============      ============      ============      ============

WEIGHTED AVERAGE
 SHARES OUTSTANDING                 17,325,427        17,325,427        17,325,427        17,325,427
                                  ============      ============      ============      ============

                                                                   5 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                              Deficit
                                                                            Accumulated
                                         Common Stock          Additional   During the
                                   -----------------------      Paid-In     Development
                                     Shares        Amount       Capital         Stage
                                   ---------     ---------     ---------      ---------
Balance at inception on
 March 13, 1985                            -     $       -     $       -      $       -

Proceeds from initial issuance
 of common stock on March 13,
 1985 at $0.02 per share             300,000         3,000         3,000              -

Retroactive effect of
 recapitalization                  7,700,000        77,000        (3,000)       (27,049)

Net loss for the period ended
 December 31, 1985                         -             -             -        (96,722)
                                   ---------     ---------     ---------      ---------

Balance, December 31, 1985         8,000,000        80,000             -       (123,771)

Common shares issued for
 cash at $0.10 per share           1,000,000        10,000        90,000              -

Proceeds from exercise of
 Series A Warrants at
 $0.99 per share                     625,427         6,254       614,661              -

Stock offering costs                       -             -       (25,610)             -

Net loss for the year ended
 December 31, 1986                         -             -             -       (230,969)
                                   ---------     ---------     ---------      ---------

Balance, December 31, 1986         9,625,427        96,254       679,051       (354,740)

Proceeds from exercise of
 options at $0.01 per share          140,000         1,400          (550)             -

Proceeds from exercise of
 Series A Warrants at
 $1.00 per share                      10,000           100         9,900              -

Common shares issued
 pursuant to finders fee
 agreement at $0.01 per share        200,000         2,000             -              -

Cost incurred in obtaining
 working capital                           -             -       (25,580)             -
Net loss for the year ended
 December 31, 1987                         -             -             -       (374,614)
                                   ---------     ---------     ---------      ---------

Balance, December 31, 1987         9,975,427     $  99,754     $ 662,821      $(729,354)
                                   ---------     ---------     ---------      ---------

                                                                   6 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                  Deficit
                                                                                Accumulated
                                         Common Stock             Additional     During the
                                 ---------------------------       Paid-In      Development
                                    Shares          Amount         Capital          Stage
                                 -----------     -----------     -----------     -----------
Balance, December 31, 1987         9,975,427     $    99,754     $   662,821     $  (729,354)

Dividend - 498,771 shares
 of Entrepreneur, Inc.                     -               -               -         (14,689)

Net loss for the year ended
 December 31, 1988                         -               -               -        (242,711)
                                 -----------     -----------     -----------     -----------

Balance, December 31, 1988         9,975,427          99,754         662,821        (986,754)

Common stock issued in lieu
 of debt at $0.06 per share        2,000,000          20,000         100,000               -

Common stock issued for cash
 at $0.07 per share                1,500,000          15,000          95,000               -

Contribution of capital                    -               -         106,415               -

Net loss for the year ended
 December 31, 1989                         -               -               -        (156,153)
                                 -----------     -----------     -----------     -----------

Balance, December 31, 1989        13,475,427         134,754         964,236      (1,142,907)

Common stock issued for cash
 at $0.07 per share                3,850,000          38,500         241,500               -

Net loss for the year ended
 December 31, 1990                         -               -               -        (490,642)
                                 -----------     -----------     -----------     -----------

Balance, December 31, 1990        17,325,427         173,254       1,205,736      (1,633,549)

Net loss for the year ended
 December 31, 1991                         -               -               -         (22,323)
                                 -----------     -----------     -----------     -----------

Balance, December 31, 1991        17,325,427         173,254       1,205,736      (1,655,872)

Net loss for the year ended
 December 31, 1992                         -               -               -         (78,322)
                                 -----------     -----------     -----------     -----------

Balance, December 31, 1992        17,325,427         173,254       1,205,736      (1,734,194)

Contributed capital                        -               -           7,500               -

Net loss for the year ended
 December 31, 1993                         -               -               -         (85,881)
                                 -----------     -----------     -----------     -----------

Balance, December 31, 1993        17,325,427     $   173,254     $ 1,213,236     $(1,820,075)
                                 -----------     -----------     -----------     -----------

                                                                   7 of 18 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                 Deficit
                                                                               Accumulated
                                        Common Stock            Additional     During the
                                ---------------------------       Paid-In      Development
                                   Shares          Amount         Capital          Stage
                                -----------     -----------     -----------     -----------

Balance, December 31, 1993       17,325,427     $   173,254     $ 1,213,236     $(1,820,075)

Net loss for the year ended
 December 31, 1994                        -               -               -         (61,810)
                                -----------     -----------     -----------     -----------

Balance, December 31, 1994       17,325,427         173,254       1,213,236      (1,881,885)

Net loss for the year ended
 December 31, 1995                        -               -               -         (58,056)
                                -----------     -----------     -----------     -----------

Balance, December 31, 1995       17,325,427         173,254       1,213,236      (1,939,941)

Net loss for the year ended
 December 31, 1996                        -               -               -         (63,365)
                                -----------     -----------     -----------     -----------

Balance, December 31, 1996       17,325,427         173,254       1,213,236      (2,003,306)

Net loss for the year ended
 December 31, 1997                        -               -               -         (36,499)
                                -----------     -----------     -----------     -----------

Balance, December 31, 1997       17,325,427         173,254       1,213,236      (2,039,805)

Net loss for the year ended
 December 31, 1998                        -               -               -         (35,559)
                                -----------     -----------     -----------     -----------

Balance, December 31, 1998       17,325,427         173,254       1,213,236      (2,075,364)

Net loss for the year ended
 December 31, 1999                        -               -               -        (101,775)
                                -----------     -----------     -----------     -----------

Balance, December 31, 1999       17,325,427         173,254       1,213,236      (2,177,139)

Net loss for the six months
 ended June 30, 2000
 (unaudited)                              -               -               -         (65,142)
                                -----------     -----------     -----------     -----------

Balance, June 30, 2000
 (unaudited)                     17,325,427     $   173,254     $ 1,213,236     $(2,242,281)
                                ===========     ===========     ===========     ===========

                                                                   8 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                                           From
                                                              For the                              For the              Inception on
                                                         Three Months Ended                  Six Months Ended             March 13,
                                                              June 30,                            June 30,              1985 Through
                                                    ----------------------------      ----------------------------       June 30,
                                                        2000             1999             2000            1999              2000
                                                    -----------      -----------      -----------      -----------      -----------

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net (loss)                                       $   (52,725)     $   (27,972)     $   (65,142)     $   (49,194)     $(2,242,281)
   Adjustments to reconcile net (loss to
    net cash provided (used) by operating
    activities:
     Depreciation and amortization                            -                -                -                -           48,216
     Bad debt expense                                         -                -                -                -           38,500
     Extraordinary item -
      extinguishment of debt                                  -                -                -                -         (167,288)
     Gain on sale of marketable
      securities                                              -                -                -                -          (19,590)
     Expenses recorded as note
      payable to officer                                      -                -                -                -          163,275
     Common stock issued for
      services rendered                                       -                -                -                -          197,000
     Other non-cash items                                     -                -                -                -           (4,520)
   Changes in operating assets and liabilities:
     (Increase) decrease in
      accounts receivable                                     -                -                -                -         (171,505)
     Increase (decrease) in notes
      payable                                            16,500                -           29,500                -          296,772
     Increase (decrease) in accounts
      payable                                            26,448            8,100           15,205           15,669           74,658
     Increase (decrease) in accrued
      expenses                                           10,745            9,783           20,580           20,350          485,554
                                                    -----------      -----------      -----------      -----------      -----------
       Net Cash Provided (Used)
        by Operating Activities                             968          (10,089)             143          (13,175)      (1,301,209)
                                                    -----------      -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES

   Offering costs for
    Entrepreneur, Inc.                                        -                -                -                -           (5,059)
   Purchase of furniture and fixtures                         -                -                -                -           (1,893)
   Proceeds of sales of marketable
    securities                                                -                -                -                -           48,180
                                                    -----------      -----------      -----------      -----------      -----------
       Net Cash Provided (Used) by
        Investing Activities                        $         -      $         -        $       -        $       -      $    41,228
                                                    -----------      -----------      -----------      -----------      -----------

                                                                   9 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)




                                                              For the                         For the
                                                         Three Months Ended              Six Months Ended                 From
                                                              June 30,                        June 30,               Inception on
                                                    ---------------------------     ---------------------------     March 13, 1985
                                                                                                                    through June 30,
                                                        2000            1999           2000            1999               2000
                                                    -----------     -----------     -----------     -----------     ----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from exercise of warrants                $        -     $         -       $       -       $       -      $   630,915
   Cash receipts from note payable                            -               -               -               -          388,051
   Cash receipts from note payable
     - shareholder                                            -          10,193               -          15,175          263,000
   Payments on note payable
     - shareholder                                            -               -               -               -         (185,491)
   Payments on note payable                                   -               -               -          (3,331)        (144,651)
   Proceeds from sale of common
     stock                                                    -               -               -               -          301,850
   Proceeds from donated capital                              -               -               -               -            7,500
                                                    -----------     -----------     -----------     -----------      -----------
     Net Cash Provided (Used) by
        Financing Activities                                  -          10,193               -          11,844        1,261,174
                                                    -----------     -----------     -----------     -----------      -----------
NET INCREASE (DECREASE) IN
 CASH                                                       968             104             143          (1,331)           1,193

CASH, BEGINNING OF PERIOD                                   225               -           1,050           1,435                -
                                                    -----------     -----------     -----------     -----------      -----------

CASH, END OF PERIOD                                 $     1,193     $       104     $     1,193     $       104      $     1,193
                                                    ===========     ===========     ===========     ===========      ===========



SUPPLEMENT CASH FLOW
 INFORMATION

   Interest paid                                    $         -     $         -     $         -     $        80      $    56,911
   Income tax                                       $         -     $         -     $         -     $         -      $         -

                                                                  10 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The consolidated financial statements presented are those of Health & Leisure, Inc. (Health) and its wholly owned subsidiaries, H & L Concepts, Inc. (H & L), Amtele, Inc. (Amtele), and Venture Sum, Inc. (Venture). Collectively, they are referred to herein as the "Company."

              Health & Leisure, Inc. was incorporated on March 13, 1985, under the laws of the State of Utah as Univenture Capital Corporation (Univenture). On August 29, 1986, Univenture issued 7,700,000 shares of common stock to stockholders of Health and Leisure, Inc., a Delaware Corporation, (which subsequently changed its name to Entre Vest, Inc.) for all the outstanding stock of Health & Leisure, Inc. This transaction was treated as a recapitalization of Health & Leisure, Inc., and the financial statements of both companies were combined to reflect this transaction retroactively to March 13, 1985 (date of inception). Prior to this transaction, results of operations from January 1, 1986 through August 29, 1986 included losses of $13,000 and $77,000 for Univenture and Health & Leisure, Inc., respectively. Univenture had previously reported no income or expense for the period ended December 31, 1985. Univenture has since changed its name to Health & Leisure, Inc.

              In June, 1985, the Company formed H & L Concepts, Inc., an Ohio corporation, for the purpose of engaging in any lawful act or activity for which corporations may be formed. H & L Concepts, Inc. is a wholly owned subsidiary of the Company.

              In 1990, the Company formed Amtele, Inc., a wholly owned Delaware subsidiary, for the purpose of marketing telecommunication services. Amtele, Inc. has had no operations since 1992.

              In 1990, the Company formed Venture Sum, Inc., a wholly owned Delaware subsidiary, for the purpose of searching for and combining with an existing privately held company in a form which would result in the combined entity being a public corporation. Venture Sum, Inc. has had no operations since 1992.

              Health & Leisure, Inc. was incorporated primarily for the purpose of marketing a disposable pad that produces heat instantaneously by exothermic reaction. The markets for this product include medical, health, sports, and leisure fields. The market for the heat pads has not developed on a scale anticipated by management and the sale of heat pads has not resulted in profitable operations. The Company is no longer actively marketing heat pads.

                                                                  11 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              a. Organization (Continued)

              From March, 1990 through December, 1991, the Company marketed a long distance telephone service of American Telephone & Telegraph, Inc. (AT&T) known as its Software Defined Network (SDN) service to primarily small and mid-sized companies located throughout the United States. On December 28, 1990, the Company began conducting its telecommunications business through a 50% interest in Telephony Worldwide Enterprises (TWE), a partnership. In 1991, the Company recorded a loss from TWE of $19,861. In 1992, TWE ceased all business activity. The Company divested itself of the partnership in 1991 including all interest in the partnership and all liabilities therefrom. As a result of the TWE partnership, the Company recorded consulting revenue in the amount of $12,667 and $38,000 in 1991 and 1992, respectively.

              During 1991 and 1992, the Company discontinued all business activities with respect to the heat pads and the SDN service, and since that time has been seeking a company with which to effect a business combination.

              In 1993, the Company began providing consulting services for pharmaceutical companies. The Company's president, who is a registered pharmacist, arranged for these services to help meet on-going expenses. The Company does not consider consulting to be its primary on-going business operation and expects such services to cease in 2000.

              The Company has limited operations, assets and liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

              b.  Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

              c.  Cash and Cash Equivalents

              Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

                                                                  12 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              d. Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of financial statements.

                                                     For the                             For the
                                                Three Months Ended                  Six Months Ended
                                                     June 30,                            June 30,
                                         ------------------------------      ------------------------------
                                             2000              1999              2000              1999
                                         ------------      ------------      ------------      ------------

              Numerator - loss           $    (52,725)     $    (27,972)     $    (65,142)     $    (49,194)
              Denominator - weighted
               average number of
                shares outstanding         17,325,427        17,325,427        17,325,427        17,325,427
                                         ------------      ------------      ------------      ------------

              Basic loss per share       $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                         ============      ============      ============      ============

              e.  Provision for Taxes

              At June 30, 2000, the Company had net operating loss carryforwards of approximately $2,200,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation amount of the same amount.

              f.  Additional Accounting Policies

              Additional accounting policies will be established once planned principal operations commence.

              g.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                  13 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              h. Revenue Recognition

              The Company has no significant source of ongoing revenues. Revenue recognition policies will be determined when principal operations commence.

              i. Principles of Consolidation

              The consolidated financial statements include the accounts of Health & Leisure, Inc. and its subsidiaries, all of which are wholly owned. Significant intercompany accounts have been eliminated.

NOTE 2 -      NOTE PAYABLE - RELATED PARTY

              In order to meet its cash flow needs, the Company has repeatedly borrowed from one of its principal directors. This note functions similar to a revolving line of credit in that it has no specific pay back terms. Interest accrues on this note at a rate of 6% per annum. The total principal amount due on the note at June 30, 2000 and December 31, 1999 was $296,772 and $267,272, respectively. Unpaid interest at June 30, 2000 and December 31, 1999 totaled $107,554 and $98,974, respectively. Because the note has no specific terms, the entire balance including unpaid interest has been classified as a current liability.

NOTE 3 -      ACCRUED WAGES

              During the six months ended June 30, 2000, the Company accrued an additional $12,000 in wages payable to its president. As of June 30, 2000, the Company has recorded total accrued wages payable to its president of $378,000.

NOTE 4 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek after a merger with an existing operating company. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

                                                                  14 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 5 -      PREFERRED AND COMMON STOCK

              During 1986, a total of 2,000,000 Series A and Series B warrants were issued in registered form. They were tradable separately in the over-the-counter market. Each warrant evidenced the right to purchase one share of common stock.

              During 1987 and 1986, 625,427 Series A warrants were exercised at $1.00 per share. No warrants were exercised during 1988, and all remaining warrants expired in 1988.

              The Company issued 200,000 shares of common stock as a finder's fee during 1987. The finder's fee was valued at $2,000 based upon the par value of the stock.

              On May 2, 1988, the Company effected a one-for-ten reverse stock split. The common stock outstanding at that date was reduced from 99,754,275 to 9,975,427 and the authorized common stock changed from 200,000,000 shares, $0.001 par value to 20,000,000 shares,
              $0.01 par value.

              The Company authorized 10,000,000 shares of preferred stock, $0.01 par value, pursuant to an amendment to the Company's certificate of incorporation filed May 2, 1988. The amended certificate permits the Board of Directors to issue one or more series of the preferred stock on terms and conditions approved by the Board of Directors without further action by the stockholders. No shares of preferred stock were issued as of December 31, 1999.

              In 1989, the Company entered into an agreement with its president to discharge indebtedness aggregating $120,000 in exchange for 2,000,000 shares of the Company's common stock. This transaction was recorded as a capital contribution by the Company's president which increased common stock and additional paid-in capital by $120,000 in 1989.

              In 1989, the Company sold 1,000,000 shares of common stock for $60,000 to a director of the Company and signed subscription agreements to issue 500,000 shares of common stock for $50,000, which was received in January, 1990. During 1989, the president individually entered into agreements with two creditors whereby he transferred certain personal assets in full settlement of the amounts due the creditors in the aggregate of $91,415. These settlement agreements have been treated as a capital contribution by the Company's president. During 1989, the president contributed $15,000 of marketable securities to the Company.

              On May 25, 1990, the Company issued 1,000,000 shares of common stock to a vice president of the Company as a signing bonus in consideration for his acceptance of the position. The shares were recorded at $0.10 per share based on the fair market value of the shares, established by previous sales to unrelated parties.

                                                                  15 of 18 pages
                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 5 -   PREFERRED AND COMMON STOCK (Continued)

           During 1990, the Company issued 2,000,000 shares of common stock to consultants of the Company (recorded as compensation at the contractually stated fair value of the services performed) and 850,000 shares pursuant to stock subscription agreements.

                                                                  16 of 18 pages

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. During the six months ended June 30, 2000, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and has been searching for a business with which the Company can combine, acquire or otherwise affiliate.

During the second quarter of 2000, the Company provided pharmaceutical consulting which resulted in consulting revenue of $7,500 compared to consulting revenues of $8,000 during the second quarter of 1999.

Administration and general expense increased from $31,797 for the three months ended June 30, 1999 to $55,480 for the three months ended June 30, 2000, or approximately 74%. Administration and general expense increased from $64,762 for the six months ended June 30, 1999 to $75,397 for the six months ended June 30, 2000, or approximately 16%. The increase occurred because in 2000 the Company had more activity than during 1999. The Company has been searching for a business with which it can combine. On July 17, 2000 the Company signed a letter of intent with BigPros, Inc. pursuant to which the Company would acquire BigPros and the shareholders of BigPros would acquire a substantial controlling interest in the Company. The increased expenses for the six months ended June 30, 2000 were incurred in negotiating the letter of intent and investigating the BigPros business opportunity, while expenses of investigating other business opportunities decreased. The letter of intent is subject to a number of conditions so there can be no assurance that the transaction will close. The Company is currently working on a definitive agreement and its board of directors has conditionally approved the transaction. The expenses incurred during the quarter ended June 30, 2000, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the quarter ended June 30, 2000, the Company's operations were funded by receipt of consulting fees, unpaid salaries to the Company's president in the amount of $6,000 and accrued interest payable to the Company's president in the amount of $4,745.

                                                                  17 of 18 pages

PART II - OTHER INFORMATION
          -----------------

Item 6.  Exhibits and Reports on form 8-K

(a)      Exhibit 27 - Financial Data Schedule

(b) On July 18, 2000 the Company filed a Form 8-K Report to report the execution of a letter of intent with BigPros, Inc.

                                                                  18 of 18 pages


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HEALTH & LEISURE, INC.


Date August 21, 2000               by /S/ Robert M. Feldman
---------------------------           ------------------------------------
                                      Robert M. Feldman
                                      President and Director


Date August 21, 2000               by /S/ Burton Schildhouse
---------------------------           ------------------------------------
                                      Burton Schildhouse
                                      Secretary, Treasurer and
                                       Director