Form 10QSB
period 2000-09-30
HEALTH & LEISURE INC /DE/
filed 2000-11-16
CIK 774657

                                                                   1 of 19 pages

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB
     [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

                                       or

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
Yes X  No
   ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, par value $0.01                            17,325,427
-----------------------------                ----------------------------------
          (Class)                            (Outstanding at November 13, 2000)

                                                                   2 of 19 pages
                             HEALTH & LEISURE, INC.

                                Table of Contents
                               -------------------

                                                                        Page #
                                                                        ------


PART I - FINANCIAL INFORMATION
         ---------------------

     Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2000
          and December 31, 1999                                           3

         Consolidated Statements of Operations for
          the nine months ended September 30, 2000
          and 1999 and inception.                                         4

         Consolidated Statements of Changes in
          Shareholders' Equity for the period March 13,
          1985 (date of inception) to September 30, 2000                5 - 7

         Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2000 and 1999 and from
          inception.                                                    8 - 9

         Notes to the Consolidated Financial Statements                10 - 15


     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                          16 - 17


PART II - OTHER INFORMATION
          -----------------

     Item 5.  Other Information                                           17

     Item 6.  Exhibits and Reports on Form 8-K                            18

              Signature Page                                              19

                                                                   3 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                          September 30,      December 31,
                                                              2000               1999
                                                           -----------        -----------
                                                           (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                               $       643        $     1,050
                                                           -----------        -----------

     Total Current Assets                                          643              1,050
                                                           -----------        -----------

     TOTAL ASSETS                                          $       643        $     1,050
                                                           ===========        ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                        $   106,469        $    59,453
   Accrued wages (Note 3)                                      384,000            366,000
   Note payable - related party (Note 2)                       305,272            267,272
   Accrued interest payable - related party (Note 2)           112,005             98,974
                                                           -----------        -----------

     Total Current Liabilities                                 907,746            791,699
                                                           -----------        -----------

     Total Liabilities                                         907,746            791,699
                                                           -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized of
    $0.01 par value, no shares outstanding                           -                  -
   Common stock; 20,0000,000 shares authorized of
    $0.01 par value, 17,325,427 shares issued and
    outstanding                                                173,254            173,254
   Additional paid-in capital                                1,213,236          1,213,236
   Deficit accumulated during the development stage         (2,293,593)        (2,177,139)
                                                           -----------        -----------

     Total Stockholders' Equity (Deficit)                     (907,103)          (790,649)
                                                           -----------        -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                    $       643        $     1,050
                                                           ===========        ===========

                                                                   4 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                        From
                                           For the                            For the               Inception on
                                       Three Months Ended                Nine Months Ended            March 13,
                                         September 30,                      September 30,            1985 Through
                                 -----------------------------     -----------------------------     September 30,
                                    2000              1999             2000             1999            2000
                                 ------------     ------------     ------------     ------------     ------------

REVENUE                          $          -     $      7,500     $     15,000     $     31,500     $    862,728

EXPENSES

   General and administrative          44,860           28,734          122,257           93,496        3,946,448
                                 ------------     ------------     ------------     ------------     ------------

     Total Expenses                    44,860           28,734          122,257           93,496        3,946,448
                                 ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                  (46,860)         (21,234)        (107,257)         (61,996)      (3,083,720)
                                 ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)

   Interest income                          -                -                -                -           18,111
   Interest expense                    (4,452)          (4,194)          (9,197)         (12,626)        (189,825)
   Miscellaneous income                     -                -                -                -           18,363
                                 ------------     ------------     ------------     ------------     ------------

     Total Other Income
      (Expense)                        (4,452)          (4,194)          (9,197)         (12,626)        (153,351)
                                 ------------     ------------     ------------     ------------     ------------

LOSS BEFORE
 EXTRAORDINARY ITEM                   (51,312)         (25,428)        (116,454)         (74,622)      (3,237,071)

EXTRAORDINARY ITEM -
 GAIN ON EXTINGUISHMENT
 OF DEBT                                    -                -                -                -          167,288

GAIN ON DISPOSAL OF
 DISCONTINUED
 OPERATIONS                                 -                -                -                -          776,190
                                 ------------     ------------     ------------     ------------     ------------
NET LOSS                         $    (51,312)    $    (25,428)    $   (116,454)    $    (74,622)    $ (2,293,593)
                                 ============     ============     ============     ============     ============

BASIC LOSS PER SHARE             $      (0.00)    $      (0.00)    $      (0.01)    $      (0.00)
                                 ============     ============     ============     ============

WEIGHTED AVERAGE
 SHARES OUTSTANDING                17,325,427       17,325,427       17,325,427       17,325,427
                                 ============     ============     ============     ============

                                                                   5 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                          Deficit
                                                                                        Accumulated
                                             Common Stock             Additional        During the
                                      --------------------------       Paid-In          Development
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

                                                                   6 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                               Deficit
                                                                                             Accumulated
                                              Common Stock                Additional         During the
                                    ------------------------------          Paid-In          Development
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

                                                                   7 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                Deficit
                                                                                              Accumulated
                                            Common Stock                  Additional          During the
                                    ------------------------------          Paid-In          Development
                                       Shares            Amount             Capital             Stage
                                    -----------        -----------        -----------        -----------

Balance, December 31, 1993           17,325,427        $   173,254        $ 1,213,236        $(1,820,075)

Net loss for the year ended
 December 31, 1994                            -                  -                  -            (61,810)
                                    -----------        -----------        -----------        -----------

Balance, December 31, 1994           17,325,427            173,254          1,213,236         (1,881,885)

Net loss for the year ended
 December 31, 1995                            -                  -                  -            (58,056)
                                    -----------        -----------        -----------        -----------

Balance, December 31, 1995           17,325,427            173,254          1,213,236         (1,939,941)

Net loss for the year ended
 December 31, 1996                            -                  -                  -            (63,365)
                                    -----------        -----------        -----------        -----------

Balance, December 31, 1996           17,325,427            173,254          1,213,236         (2,003,306)

Net loss for the year ended
 December 31, 1997                            -                  -                  -            (36,499)
                                    -----------        -----------        -----------        -----------

Balance, December 31, 1997           17,325,427            173,254          1,213,236         (2,039,805)

Net loss for the year ended
 December 31, 1998                            -                  -                  -            (35,559)
                                    -----------        -----------        -----------        -----------

Balance, December 31, 1998           17,325,427            173,254          1,213,236         (2,075,364)

Net loss for the year ended
 December 31, 1999                            -                  -                  -           (101,775)
                                    -----------        -----------        -----------        -----------

Balance, December 31, 1999           17,325,427            173,254          1,213,236         (2,177,139)

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                                  -                  -                  -           (116,454)
                                    -----------        -----------        -----------        -----------

Balance, September 30, 2000
 (unaudited)                         17,325,427        $   173,254        $ 1,213,236        $(2,293,593)
                                    ===========        ===========        ===========        ===========

                                                                   8 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                                          From
                                                         For the                             For the                  Inception on
                                                   Three Months Ended                   Nine Months Ended                 March 13,
                                                      September 30,                       September 30,               1985 Through
                                               -----------------------------       -----------------------------      September 30,
                                                  2000               1999             2000              1999              2000
                                               -----------       -----------       -----------       -----------       -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net (loss)                                  $   (51,312)      $   (25,428)      $  (116,454)      $   (74,622)      $(2,293,593)
   Adjustments to reconcile net (loss) to
    net cash provided (used) by operating
    activities:
     Depreciation and amortization                       -                 -                 -                 -            48,216
     Bad debt expense                                    -                 -                 -                 -            38,500
     Extraordinary item -
      extinguishment of debt                             -                 -                 -                 -          (167,288)
     Gain on sale of marketable
      securities                                         -                 -                 -                 -           (19,590)
     Expenses recorded as note
      payable to officer                                 -                 -                 -                 -           163,275
     Common stock issued for
      services rendered                                  -                 -                 -                 -           197,000
     Other non-cash items                                -                 -                 -                 -            (4,520)
   Changes in operating assets
     and liabilities:
     (Increase) decrease in
      accounts receivable                                -                 -                 -                 -          (171,505)
     Increase (decrease) in notes
      payable                                        8,500                 -            38,000                 -           305,272
     Increase (decrease) in accounts
      payable                                       31,811             7,622            47,016            22,607           106,469
     Increase (decrease) in accrued
      expenses                                      10,451             8,837            31,031            30,525           496,005
                                               -----------       -----------       -----------       -----------       -----------

       Net Cash Provided (Used)
        by Operating Activities                       (550)           (8,969)             (407)          (21,490)       (1,301,759)
                                               -----------       -----------       -----------       -----------       -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Offering costs for
    Entrepreneur, Inc.                                   -                 -                 -                 -            (5,059)
   Purchase of furniture and fixtures                    -                 -                 -                 -            (1,893)
   Proceeds of sales of marketable
    securities                                           -                 -                 -                 -            48,180
                                               -----------       -----------       -----------       -----------       -----------

       Net Cash Provided (Used) by
        Investing Activities                    $        -       $         -         $       -         $       -       $    41,228
                                               -----------       -----------       -----------       -----------       -----------

                                                                   9 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                                    From
                                                    For the                             For the                  Inception on
                                               Three Months Ended                   Nine Months Ended              March 13,
                                                  September 30,                       September 30,              1985 Through
                                           -----------------------------      -----------------------------      September 30,
                                               2000             1999             2000               1999             2000
                                           -----------       -----------      -----------       -----------       -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from exercise of warrants       $        -       $         -        $       -         $       -       $   630,915
   Cash receipts from note payable                   -                 -                -                 -           388,051
   Cash receipts from note payable
     - shareholder                                   -             8,415                -            24,175           263,000
   Payments on note payable
     - shareholder                                   -                 -                -                 -          (185,491)
   Payments on note payable                          -                 -                -            (4,120)         (144,651)
   Proceeds from sale of common
     stock                                           -                 -                -                 -           301,850
   Proceeds from donated capital                     -                 -                -                 -             7,500
                                           -----------       -----------      -----------       -----------       -----------

     Net Cash Provided (Used) by
        Financing Activities                         -             8,415                -            20,055         1,261,174
                                           -----------       -----------      -----------       -----------       -----------

NET INCREASE (DECREASE) IN
 CASH                                             (550)            (544)             (407)           (1,435)              643

CASH, BEGINNING OF PERIOD                        1,193                 -            1,050             1,435                 -
                                           -----------       -----------      -----------       -----------       -----------

CASH, END OF PERIOD                        $       643       $       104      $       643       $       104       $       643
                                           ===========       ===========      ===========       ===========       ===========


SUPPLEMENT CASH FLOW
 INFORMATION

   Interest paid                            $        -       $         -        $       -       $        80       $    56,911
   Income tax                               $        -       $         -        $       -       $         -       $          -

                                                                  10 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The consolidated financial statements presented are those of Health & Leisure, Inc. (Health ) and its wholly-owned subsidiaries, H & L Concepts, Inc. (H & L), Amtele, Inc. (Amtele), and Venture Sum, Inc. (Venture). Collectively, they are referred to herein as the "Company."

              Health & Leisure, Inc. was incorporated on March 13, 1985, under the laws of the State of Utah as Univenture Capital Corporation (Univenture). On August 29, 1986, Univenture issued 7,700,000 shares of common stock to stockholders of Health and Leisure, Inc., a Delaware Corporation, (which subsequently changed its name to Entre Vest, Inc.) for all the outstanding stock of Health & Leisure, Inc. This transaction was treated as a recapitalization of Health & Leisure, Inc., and the financial statements of both companies were combined to reflect this transaction retroactively to March 13, 1985 (date of inception). Prior to this transaction, results of operations from January 1, 1986 through August 29, 1986 included losses of $13,000 and $77,000 for Univenture and Health & Leisure, Inc., respectively. Univernture had previously reported no income or expense for the period ended December 31, 1985. Univenture has since changed its name to Health & Leisure, Inc.

              In June, 1985, the Company formed H & L Concepts, Inc., an Ohio corporation, for the purpose of engaging in any lawful act or activity for which corporations may be. H & L Concepts, Inc. is a wholly-owned subsidiary of the Company.

              In 1990, the Company formed Amtele, Inc., a wholly-owned Delaware subsidiary, for the purpose of marketing telecommunication services. Amtele, Inc. has had no operations since 1992.

              In 1990, the Company formed Venture Sum, Inc., a wholly-owned Delaware subsidiary, for the purpose of searching for and combining with an existing privately-held company in a form which would result in the combined entity being a public corporation. Venture Sum, Inc. has had no operations since 1992.

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

                                                                  11 of 19 pages



                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 (Continued)

              a. Organization (Continued)

              From March, 1990 through December, 1991, the Company marketed a long distance telephone service of American Telephone & Telegraph, Inc. (AT&T) known as its Software Defined Network (SDN) service to primarily small and mid-sized companies located throughout the United States. On December 28, 1990, the Company began conducting its telecommunications business through a 50% interest in Worldwide Enterprise (TWE), a partnership. In 1991, the Company recorded a loss from TWE of$19,861. In 1992, TWE ceased all business activity. The Company divested itself of the partnership in 1991 including all interest in the partnership and all liabilities therefrom. As a result of the TWE partnership, the Company recorded consulting revenue in the amount of $12,667 and $38,000 in 1991 and 1992, respectively.

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

                                                                  12 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              d.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of financial statements.

                                                     For the                               For the
                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                         September 30,
                                          -------------------------------       -------------------------------
                                              2000               1999               2000               1999
                                          ------------       ------------       ------------       ------------

              Numerator - loss            $    (51,312)      $    (25,428)      $   (116,454)      $    (74,622)
              Denominator - weighted
              average number of
                shares outstanding          17,325,427         17,325,427         17,325,427         17,325,427
                                          ------------       ------------       ------------       ------------

              Basic loss per share        $      (0.00)      $      (0.01)      $      (0.00)      $      (0.00)
                                          ============       ============       ============       ============

              e.  Provision for Taxes

              At September 30, 2000, the Company had net operating loss carryforwards of approximately $2,290,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation amount of the same amount.

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

                                                                  13 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              h.  Revenue Recognition

              The Company has no significant source of ongoing revenues. Revenue recognition policies will be determined when principal operations commence.

              i.  Principles of Consolidation

              The consolidated financial statements include the accounts of Health & Leisure, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts have been eliminated.

NOTE 2 -      NOTE PAYABLE - RELATED PARTY

              In order to meet its cash flow needs, the Company has repeatedly borrowed from one of its principal directors. This note functions similar to a revolving line of credit in that it has no specific pay back terms. Interest accrues on this note at a rate of 6% per annum. The total principal amount due on the note at September 30, 2000 and December 31, 1999 was $305,272 and $267,272,
              respectively. Unpaid interest at September 30, 2000 and December 31, 1999 totaled $112,005 and $98,974, respectively. Because the note has no specific terms, the entire balance including unpaid interest has been classified as a current liability.

NOTE 3 -      ACCRUED WAGES

              During the nine months ended September 30, 2000, the Company accrued an additional $18,000 in wages payable to its president. As of September 30, 2000, the Company has recorded total accrued wages payable to its president of $384,000.

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

                                                                  14 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 5 -      PREFERRED AND COMMON STOCK

              During 1986, a total of 2,000,000 Series A and Series B warrants were issued in registered form. They were tradeable separately in the over-the-counter market. Each warrant evidenced the right to purchase one share of common stock.

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

                                                                  15 of 19 pages

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 5 -      PREFERRED AND COMMON STOCK (Continued)

              During 1990, the Company issued 2,000,000 shares of common stock to consultants of the Company (recorded as compensation at the contractually stated fair value of the services performed) and 850,000 shares pursuant to stock subscription agreements.

                                                                  16 of 19 pages

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
The Company is a "developmental stage company." In July 1987, the Company began marketing to the general public, in the United States, disposable chemical heat pads as hand and body warmers. The market for the heat pads did not develop on a scale anticipated by management and the distribution of the heat pads did not result in profitable operations. As a result, in February 1990, the Company entered into a new line of business, the marketing of long distance telephone services. Because of the lack of revenues and cash flow, the need for additional capitalization and the risk of liability exposure, management of the Company thought it was in the best interest to discontinue its involvement. In 1992, the Company transferred its interest in the long distance telephone service joint venture to its former partner in the joint venture, in exchange for a full release of liability and an indemnification. As a result, the Company is no longer in the business of marketing long distance telephone services. Since 1992 the Company has been searching for a business with which the Company can combine, acquire or otherwise affiliate. In order to help meet operating expenses during this time period the Company has been providing consulting service to pharmacy chains. During the nine months ended September 30, 2000, the Company continued to provide pharmaceutical consulting to pharmacy chains in order to fund Company expenses, but the Company does not consider this consulting ongoing business operations and has been searching for a business with which the Company can combine, acquire or otherwise affiliate. On July 17, 2000 the Company signed a letter of intent with BigPros, Inc. pursuant to which the Company would acquire BigPros and the shareholders of BigPros would acquire a substantial controlling interest in the Company. (See Item 5)

During the third quarter of 2000, the Company did not provide pharmaceutical consulting which had resulted in consulting revenue of $7,500 during the third quarter of 1999, however, Big Pros paid $30,000 toward expenses, during the third quarter of 2000. These funds have not been recorded as revenue but as decreases to expenses in connection with the costs related to the letter of intent and the definitive agreement discussed in Item 5.

Administration and general expense increased from $28,734 for the three months ended September 30, 1999 to $46,860 for the three months ended September 30, 2000, or approximately 63%. Administration and general expense increased from $93,496 for the nine months ended September 30, 1999 to $122,257 for the nine months ended September 30, 2000, or approximately 31%. The increase in these expenses occurred because the Company was involved in negotiating the letter of intent and investigating the BigPros business opportunity and negotiating a definitive agreement with Big Pros. Expenses of investigating other business opportunities decreased. The Big Pros transaction is subject to a

                                                                  17 of 19 pages

number of conditions so there can be no assurance that the transaction will close (see Item 5). The expenses incurred during the quarter ended September 30, 2000, by the Company, include the salary of the Company's president, $6,000, that was accrued but not paid, professional fees, travel, and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the quarter ended September 30, 2000, the Company's operations were funded by unpaid salaries to the Company's president in the amount of $6,000, accrued interest payable to the Company's president in the amount of $4,452, loans to the company in the amount of $8,500 by the Company's president, and by an increase in trade payables.

PART II - OTHER INFORMATION
          -----------------

Item 5.  Other Information.

On July 17, 2000, Health & Leisure, Inc. (the "Company") issued a press release announcing that it had executed a non-binding letter of intent with BigPros, Inc. ("BigPros"). BigPros is engaged in the business of representing professional athletes on the World Wide Web. BigPros provides website development, hosting and all "back office" processes related to the distribution and fulfillment of merchandise and memorabilia via sites dedicated to its individual professional athlete clients. Following the execution of the letter of intent the Company proceeded to negotiate a definitive agreement. An Agreement and Plan of Merger, as modified by a Modification Agreement (collectively, the "Agreement"), both dated as of October 6, 2000, were entered into among the Company, Venture Sum, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Mergerco"), Bigpros, Inc., a Florida corporation ("BigPros"), Constellation Holdings, Inc., a Delaware corporation ("Constellation"), and Professional Acquisition Management Marketing Corporation, a Florida corporation ("Pro-Amm"). The Agreement provides generally for the merger of Mergerco with and into BigPros (the "Merger"). Upon completion of the Merger, the current holders of BigPros Common Stock and Constellation will own up to approximately 92% of the equity securities of the Company and will be in control of the Company. The Agreement is subject to a number of conditions , including an important condition on a minimum level of capitalization BigPros is required to have prior to closing. Unless BigPros is adequately financed, the Company does not believe that consummation of the closing with BigPros is probable. BigPros' original proposed financing did not materialize, however BigPros is currently attempting to obtain financing from other sources and has proposed amendments to the Agreement based upon alternate financing that it is attempting to obtain and based upon other proposed changes by the parties. Due to the uncertainty of BigPros financing, the uncertainty regarding the satisfaction of a number of other conditions in the Agreement and the uncertainty regarding whether the parties will agree to the proposed amendments to the Agreement, there can be

                                                                  18 of 19 pages
no assurance that the Merger will be consummated.


Item 6.  Exhibits and Reports on form 8-K

         (a) Exhibits - none

         (b) On July 18, 2000 The Company filed a report on Form 8-K reporting under Item 5 it enters into a letter of intent with Big Pros, Inc.

                                                                  19 of 19 pages




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HEALTH & LEISURE, INC.


Date November 13, 2000          by /S/ Robert M. Feldman
                                   Robert M. Feldman
                                   President and Director


Date November 13, 2000          by /S/ Burton Schildhouse
                                   Burton Schildhouse
                                   Secretary, Treasurer
                                   and Director