Form 10KSB40
period 2000-12-31
HEALTH & LEISURE INC /DE/
filed 2001-04-02
CIK 774657

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

                   For the fiscal year ended December 31, 2000
                                             -----------------
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission File Number 0-15807

                             HEALTH & LEISURE, INC.
                             ----------------------
                 (Name of Small Business Issuer in its charter)


            Delaware                                    31-1190725
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


 203 East Broad Street, Columbus, Ohio                       43215
----------------------------------------         -------------------------------
(Address of principal executive office)                   (Zip Code)

Issuer's telephone number: (614) 228-2225
                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
       Title of each class                          on which registered
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

         State Issuer's revenues for its most recent fiscal year.   $25,000

         The aggregate market value of the Registrant's common stock held by non-affiliates as of March 30, 2001, computed on the basis of the average between the high bid and the low ask quotation on that date, was $389,605.

         On March 27, 2001, the Issuer had outstanding 17,325,427 shares of common stock, $0.01 par value, which is the Issuer's only class of common stock.

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----

PART I..............................................................................1

   ITEM 1.     BUSINESS.............................................................1
   ITEM 2.     PROPERTIES...........................................................4
   ITEM 3.     LEGAL PROCEEDINGS....................................................4
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................4

PART II.............................................................................5

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS..................................................5
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............6
   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................9
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS........................9

PART III...........................................................................10

   ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................10
   ITEM 10.    EXECUTIVE COMPENSATION..............................................12
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL............................12
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................14

PART IV............................................................................15

   ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES..........................15

SIGNATURES.........................................................................20


EXHIBIT INDEX......................................................................22

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

         On July 17, 2000, the Company announced that it had executed a non-binding letter of intent with BigPros, Inc. ("BigPros") pursuant to which the Company and BigPros agreed to pursue a transaction involving the combination of the Company and BigPros. The Company also stated, however, that there could be no assurance that the transaction contemplated by the letter of intent would be completed, in part because the Company and BigPros had not yet negotiated and executed a definitive agreement. After the execution of the letter of intent, the Company and BigPros entered into extensive negotiations in an effort to complete the transaction contemplated by the letter of intent. As a result of these negotiations, on October 6, 2000, the Company and BigPros, along with other parties, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement, as amended, provided for the deposit into escrow of the consideration for the merger on or before November 28, 2000. The amended Merger Agreement also allowed the Company to terminate the Merger Agreement unilaterally on November 30, 2000, if the merger consideration was not deposited in escrow on or before the November 28, 2000, deadline. The merger consideration was not deposited in escrow on or before November 28, 2000. Moreover, the Company had no reasonable basis to believe that the merger consideration would be deposited in escrow within a reasonable period of time. On December 8, 2000, the Company notified BigPros and the others involved in the transaction that the Company had exercised its right to terminate the Merger Agreement, effective immediately. Although this transaction has been terminated, the Company has not foreclosed the possibility of entering into a new transaction with BigPros at some point in the future.

         Although a number of other businesses have been investigated, to date the Company has not entered into any agreements with any other business opportunity with which it desires to combine. The expenses incurred by the Company since January 1992 consist primarily of travel and telephone expenses incurred by the Company's president in investigating business opportunities and expenses incurred to comply with reporting requirements under the Securities Exchange Act of 1934. However, a significant amount of the expenses incurred during 2000 were incurred in connection with investigating the BigPros opportunity and negotiating agreements with BigPros.

         Big Pros paid $30,000 toward transaction expenses during the third quarter of 2000 at the time it signed the letter of intent and an additional amount of $100,000 in the fourth quarter of 2000, as a nonrefundable deposit on the purchase price. The $30,000 payment was not recorded as revenue but as decreases to expenses in connection with the costs related to the letter of intent and the definitive agreement for the BigPros transaction. The $100,000 payment in the fourth quarter was recorded as other income.

         Although the Company has considered a number of other combination candidates, it has not proceeded beyond the discussion stage with any of them. The Company is currently in discussions with several prospective combination candidates, however it has not proceeded with a combination with any of them at this time, and there can be no assurance that such a combination will occur.

         The Company will not pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with financial statements for at least its most recent fiscal year, which are capable of being audited in accordance with the rules and regulations of the Securities and Exchange Commission, and unaudited interim financial statements for periods subsequent to the date of the year-end financial statements. In addition, any combination candidate must be capable of supplying audited financial statements for prior years as may be required by the Securities Exchange Act of 1934, or any filing requirements thereunder. Under no circumstances will there be any combination with any entity where the entity or any of its directors, executive officers, principal shareholders or general partners:

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

Consulting Services
-------------------

         In order to fund ongoing expenses of the Company during the years 1993 through 2000 and to enable the Company to pay liabilities, the Company has entered into arrangements with pharmaceutical chains pursuant to which the Company has provided consulting services. These services began in April 1993. These services are provided on behalf of the Company by its president, who is a licensed pharmacist. It was not intended that consulting services would be an ongoing business of the Company and it was always contemplated that these services could stop at any time. During the third and fourth quarters of 2000, the Company stopped providing pharmaceutical consulting services. During the third and fourth quarters of 1999, these services had resulted in revenue of $7,500 and $7,500 , respectively.


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

         No matters were submitted to a vote of stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

         The Company's shares of common stock are traded on the over-the-counter market and have been included on the OTC Bulletin Board under the trading symbol HLLS. However, there has not been any significant trading activity in the Company's stock and no established public trading market exists. No quotations for the Company's stock are available for the first three quarters of 1999. The following table shows the range of high and low closing bid prices for the Company's common stock during each of the quarters of 2000 and the fourth quarter of 1999, as reported by Pink Sheets LLC (formerly known as the National Quotations Bureau). These quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.:

                  Period                                  Bid Prices
                  ------                                  ----------

         2000                                    High                  Low
         ----                                    ----                  ---
                  First Quarter                  .08                  .0625
                  Second Quarter                 .50                  .08
                  Third Quarter                  .4062                .15625
                  Fourth Quarter                 .25                  .07

         1999                                    High                  Low
         ----                                    ----                  ---
                  First Quarter             (not quoted)
                  Second Quarter            (not quoted)
                  Third Quarter             (not quoted)
                  Fourth Quarter                 .125                 .03125

Holders of Securities
---------------------

         As of December 31, 2000, there were approximately 547 holders of record of the Company's shares of common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

         The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, the risk of loss of the services of Mr. Feldman upon whom the Company is substantially dependent, adverse business conditions, the inability to locate and negotiate favorable business combinations, the inability to negotiate for an initial deposit to fund expenses associated with any potential business combination, the inability of the Company's president to continue funding the Company and other factors.

         The Company's primary activity consists of the investigation and analysis of a variety of businesses with which the Company could acquire, merge or otherwise affiliate. If the Company finds an appropriate business opportunity, it will attempt to arrange for a business combination. See Item 1. The primary expenses incurred in connection with the Company's activities include salary expenses of the Company's president, travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and in connection with the investigation of potential business combination candidates, the negotiation of acquisition agreements and related documents in connection with potential acquisitions. The Company has generated funds by providing consulting services to pharmaceutical chains. $25,000 was generated from this activity in 2000, $31,000 was generated from this activity in 1999, $84,203 was generated from this activity in 1998, $75,250 was generated from this activity in 1997, $53,000 was generated from this activity in 1996 and $59,000 was generated from this activity in 1995. This consulting was not anticipated to be an ongoing business of the Company but only a means to help fund expenses. The Company stopped providing these consulting services during the second quarter of 2000. During 2000, the Company also generated other non-operating income from a deposit it received in connection with a proposed acquisition of a corporation called BigPros, Inc. However, it also incurred substantially more expenses pursuing that acquisition. That acquisition was terminated and is no longer being actively pursued by the Company.

Results of Operations
---------------------

2000 Compared to 1999

         Revenue decreased approximately 19% from $31,000 in 1999 to $25,000 in 2000. The Company's only source of revenue from operations was from consulting fees for consulting services rendered to pharmaceutical chains. In 2000, the Company stopped providing consulting services to pharmacy chains during the second quarter and only received consulting revenue of $25,000 for 2000.

         The salary expense of the Company's president was $24,000 in both 1999 and 2000. Although this salary amount has accrued, in order to help fund operations, this amount has not actually been paid to the Company's president in 1999 or 2000.

         Legal and Accounting expenses increased 267% from $18,553 in 1999 to $68,042 in 2000. The reason for the substantial increase was from the additional legal work required in connection with investigating the BigPros acquisition, negotiating the proposed acquisition and preparing the legal documentation necessary to complete the acquisition. A $30,000 deposit paid by BigPros at the time it signed the letter of intent in July 2000, was used to offset legal fees and expenses and the amount recorded for legal and accounting expenses is net of this offset.

         Travel expenses increased from $59,160 in 1999 to $75,389 in 2000. One of the primary ongoing activities of the Company is the investigation of business opportunities to merge into the Company or to be acquired by the Company. This typically generates a significant amount of travel and telephone expense. The 27.43% increase in the travel expenses from 1999 to 2000 was due to additional travel required to investigate and negotiate the BigPros transaction and to investigate other potential ventures.

         General and administrative expense remained relatively constant with a slight increase from $17,324 in 1999 to $19,452 in 2000.

         Total expenses increased 57% from $119,037 in 1999 to $186,953 in 2000. The loss from operations increased from $88,037 in 1999 to $161,953 in 2000. The increase in expenses and the increase in the loss from operations was primarily attributable to additional expenses incurred in pursuing the BigPros transaction.

         The Company recorded other income of $100,000 in 2000, compared to only $722 of other income in 1999. The $100,000 was a deposit received by the Company from BigPros in connection with the proposed merger transaction. The proposed transaction was terminated and BigPros forfeited the deposit when it was unable to secure necessary financing for its business.

         Because of the deposit received from BigPros, the Company's net loss decreased from $101,776 in 1999 to $80,023 in 2000.

1999 Compared to 1998

         Revenue decreased 63% from $84,203 in 1998 to $31,000 in 1999. The Company's only source of revenue during 1998 and 1999 was from consulting fees for consulting services rendered to pharmaceutical chains. Pharmaceutical consulting was never expected to be an ongoing business of the Company but only a means to help fund expenses. The decrease in consulting revenues was due to a reduction in services as the Company began to phase out these services.

         The salary expense of the Company's president was $24,000 in both 1998 and 1999. Although this salary amount has accrued, in order to help fund operations, this amount has not actually been paid to the Company's president in 1998 or 1999.

         Legal and Accounting expenses increased approximately 35% from $13,682 in 1998 to $18,553 in 1999. The increase was primarily due to the Company changing auditors, which resulted in additional work and expense and from a change in SEC regulations which require an independent accountant review of quarterly financials.

         Travel expenses increased Approximately 11% from $53,378 in 1998 to $59,160 in 1999. The increase was due to a small amount of additional travel during 1999 in connection with investigating potential business combination candidates.

         General and administrative expense increased from $15,889 in 1998 to $17,324 in 1999. Management considers these expenses to have remained relatively constant from 1998 to 1999.

         Total expenses increased approximately 11% from $106,949 in 1998 to $119,037 in 1999 due primarily to the foregoing factors. The loss from operations increased from $22,746 in 1998 to $88,037 in 1999. This was primarily attributable to the 63% decrease in consulting revenue and the 11% increase in expenses.

Financial Condition
-------------------

         The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business activities, professional fees incurred in connection with its auditing and year end reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. The Company has funded its cash requirements as follows: (a) although the president's salary accrues, the Company has not actually paid any salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise (the Company owed him $390,000 of accrued salary through December 31, 2000); (b) the Company has generated funds by providing consulting services to pharmaceutical chains. $25,000 was generated from this activity in 2000, $31,000 was generated from this activity in 1999, $84,203 was generated from this activity in 1998, $75,250 was generated from this activity in 1997, $53,000 was generated from this activity in 1996 and $59,000 was generated from this activity in 1995. The Company stopped providing consulting services during the second quarter of 2000, so this is not expected to be a source of significant revenue for the future; (c) the Company's president has personally loaned funds to the Company. He loaned the Company $25,499 (net of repayment) during 2000, $43,168 during 1999, $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996, $21,272 during 1995, $36,149 during 1994, $81,057 during 1993, $44,954 during 1992 and $62,320 during 1991.
Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements; (d) in connection with a specific acquisition the Company attempts to obtain a cash deposit from the business combination candidate with the anticipation that this deposit will cover many of the expenses to be incurred by the Company in connection with the proposed business combination. The Company expects to continue this process as it engages in negotiations with additional business candidates, but there can be no assurance that it will be successful in arranging for such a deposit; and (e) the Company has funded operations on a short-term basis through increased payables due to outside vendors. The Company does not presently have any material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required under this Item is contained under the heading "Independent Auditor's Report" and is included herein as Exhibit 4 and is hereby incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         Information about a change in accountants which occurred February 10, 2000 was previously disclosed in the Annual Report on Form 10-KSB for the year ended December 31, 1999, filed April 4, 2000.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Name                   Age            Position and Business Experience             Director Since
       ----                   ---            --------------------------------             --------------
Robert M. Feldman             69             Chairman of the Board of Directors,               1986
                                             President, and Chief Executive
                                             Officer of the Company. Since 1984,
                                             Mr. Feldman has been involved with
                                             the organization, development, and
                                             operation of the Company and its
                                             subsidiaries. Mr. Feldman is a
                                             licensed pharmacist in the State of
                                             Ohio.

Burton Schildhouse            75             Secretary, Treasurer and director                 1986
                                             of the Company. From June 1990 to
                                             June 1995, Mr. Schildhouse served
                                             as Vice President of the Greater
                                             Columbus Chamber of Commerce. For
                                             more than 25 years, Mr. Schildhouse
                                             has been Chief Executive officer of
                                             Burton Schildhouse Communications
                                             Counsel, Columbus, Ohio, a firm
                                             which provides consulting services
                                             to businesses, institutions, and
                                             public agencies on business and
                                             development issues, public affairs,
                                             communications, public relations,
                                             and advertising. He has served as
                                             its Chairman from July 1995 to
                                             present.

Arthur Aaronson               52             Director of the Company. Since                    1989
                                             1975, Mr. Aaronson has been a
                                             partner in the law firm of Aaronson
                                             & Aaronson, Los Angeles,
                                             California.

James S. Koroloff             67             Director of the Company. From May                 1990
                                             1990 to December 1991, he served as
                                             a vice president of the Company.
                                             Since June 1989, Mr. Koroloff has
                                             also been president of Westchester
                                             Capitol Corporation, Toledo, Ohio,
                                             a firm which is engaged in raising
                                             venture capital for businesses.
                                             From July 1988 to June 1989, Mr.
                                             Koroloff was vice president of
                                             syndications for United Satellite
                                             Associations, Detroit, Michigan.
                                             From January 1985 to July 1988, Mr.
                                             Koroloff was a consultant and later
                                             a vice president of syndication for
                                             First Ameri-Cable Corporation,
                                             Columbus, Ohio, a company engaged
                                             in providing cable television
                                             services. Mr. Koroloff's duties
                                             with both United Satellite
                                             Associates and First Ameri-Cable
                                             Corporation involved raising
                                             capital for the operations of the
                                             companies.

       Name                   Age            Position and Business Experience             Director Since
       ----                   ---            --------------------------------             --------------
Donald S. Franklin            69             Director of the Company. From 1991                1990
                                             until retirement in 1994, Mr.
                                             Franklin was the sales manager for
                                             Anderson Glass Company, Columbus,
                                             Ohio, a firm engaged in the retail
                                             sale of glass and mirror products.
                                             From December 1988 to October 1990,
                                             Mr. Franklin was the operation and
                                             sales manager for Safelite
                                             Corporation, Columbus, Ohio, a firm
                                             engaged in the retail sale of
                                             automotive and industrial glass.
                                             From 1968 to 1988, Mr. Franklin was
                                             employed by Norm's Auto Glass,
                                             Columbus, Ohio, of which his last
                                             position was that of general
                                             manager.

         During 2000, the directors held three meetings and took action by unanimous written consent without a meeting two times. Each director attended at least 75% of the meetings held by the Board of Directors.

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

                                                                                   Securities
     Name                                                Other                       Under-                   All
      and                                               Annual      Restricted       lying        LTIP       Other
   Principal                                            Compen-        Stock        Options/      Pay-      Compen-
   Position        Year     Salary(1)       Bonus       sation       Award(s)         SARs        Outs      sation
   --------        ----     ------          -----       ------       --------         ----        ----      ------
Robert M.          2000      $24,000         $0           $0            $0             $0          $0         $0
Feldman,           1999      $24,000         $0           $0            $0             $0          $0         $0
President          1998      $24,000         $0           $0            $0             $0          $0         $0

----------

         (1)Salaries have been accrued pursuant to an employment agreement with H&L Concepts, Inc., a wholly owned subsidiary of the Company. Under the agreement, Mr. Feldman was entitled to receive an annual salary of $24,000 in 1998, 1999 and 2000. However, because of the Company's cash position, Mr. Feldman did not receive any of his salary during these years. Such salary is reflected as an accrued liability on the Company's financial statements. The employment agreement also provides for the use of an automobile and certain other benefits as the Board may from time to time determine.

Compensation of Directors
-------------------------

         No Director of the Company has received any compensation as such, to date, and there are no plans to compensate Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

         The following table sets forth certain information with respect to the only persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 2000:

                                            Amount Beneficially                    Percent of
Name and Address                                 Owned(1)                             Class
----------------                                 -----                                -----

Robert M. Feldman                             9,400,000(2)                            54.3%
2720 Sonata Drive
Columbus, OH 43209

Arthur Aaronson                               1,250,000(3)                             7.2%
16133 Ventura Blvd.
Encino, CA 91436

Keith Marz                                    2,506,840(3)                           14.47%
14310 Weddington Street
Sherman Oaks, CA 91401

----------

         (1)Except as noted, all shares are beneficially owned and the sole voting and investment power is held by the persons named.

         (2)Does not include shares of Common Stock owned by Mr. Feldman's adult children. Mr. Feldman disclaims any beneficial ownership of such shares of Common Stock.

         (3)Mr. Aaronson and Mr. Marz jointly own 1,000,000 shares of Common Stock in which they share voting and investment power.

Security Ownership of Management
--------------------------------

         The following table sets forth certain information with respect to the number of shares of Common Stock beneficially owned by each director of the Company, and by all directors and executive officers of the Company as a group, as of December 31, 2000:

                                      Amount Beneficially             Percent of
                 Name                      Owned(1)                      Class
                 ----                      -----                         -----
Robert M. Feldman                        9,400,000(2)                     54.3%
Burton Schildhouse                          35,000                          .2%
Arthur Aaronson                          1,250,000(3)                      7.2%
James S. Koroloff                          500,000                         2.9%
Donald S. Franklin                          50,000                          .3%
All directors and executive
officers as a group (5 persons)         11,235,000                       64.85%

----------

         (1)Except as noted, all shares are beneficially owned and the sole voting and investment power is held by the persons named.

         (2)Does not include shares of Common Stock owned by Mr. Feldman's adult children. Mr. Feldman disclaims any beneficial ownership of such shares of Common Stock.

         (3)1,000,000 of the shares owned by Mr. Aaronson are owned jointly with Mr. Keith Marz.

         (4)The shares owned by Mr. Franklin are owned jointly with his spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of the end of 2000, the Company owed Robert M. Feldman $292,772, exclusive of accrued and unpaid salary and exclusive of interest in the amount of $117,044. Such amount consists of monies owed by the Company to Mr. Feldman for loans made by him to the Company from 1991 through 2000. All of such loans were consolidated into a single promissory note as of March 1, 2001, with principal and interest payable in equal monthly installments of principal and interest beginning March 1, 2002. In the event of a change in control of the Company, all principal and accrued interest under the notes is, at Mr. Feldman's option, immediately due and payable. Generally, a change of control is defined in the note to mean (a) when a person or group acquires 20 percent or more of the Company's outstanding shares; (b) when, during any period of 24 consecutive months, the individuals who, at the beginning of such period, constitute the board of directors cease for any reason other than death to constitute a majority of the board; or (c) upon the acquisition of the Company by an outside entity through a transaction requiring shareholder approval.

         Due to the Company's cash position, the Company's president, Mr. Feldman, has not received salary due him. The salary has been accrued on the books of the Company. Mr. Feldman was owed $390,000 of accrued wages through December 31, 2000.

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
                  8-K

         (a)(1)   LISTING OF FINANCIAL STATEMENTS
                  -------------------------------

                  The following financial statements of the Company are incorporated by reference in Item 7:

                           Independent Auditors' Report.

                           Consolidated Balance Sheet at December 31, 2000.

                           Consolidated Statement of Operations for the Years Ended December 31, 2000 and 1999, and for the period March 13, 1985 (Inception) through December 31, 2000.

                           Statement of Shareholders' Equity (Deficit) for the period March 13, 1985 (Inception) through December 31, 2000.

                           Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999, and for the period March 13, 1985 (Inception) through December 31, 2000.

                           Notes to Consolidated Financial Statements for the years ended December 31, 2000 and 1999.

         (a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES
                  ----------------------------------------

                  Schedule IV is included following the signature page. All other Schedules are omitted because the required information is either represented in the financial statements or notes thereto, or is not applicable, required or material.

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

     1(C)       Certificate of Amendment to                      Annual Report on Form 10-K for the year ended
                Certificate of Incorporation filed               December 31, 1990 filed April 15, 1991 (see
                September 12, 1990                               Exhibit 1(C) therein).

     1(D)       Designation of Preference with respect           Contained Herein
                to Series A Preferred Stock, filed
                August 23, 2000

     1(E)       Bylaws                                           Post-Effective Amendment No. 3 to the 1933 Act
                                                                 Registration Statement on Form S-18 filed April 27,
                                                                 1987 (see Exhibit 3(B) therein).

     2          Specimen Stock Certificate                       Post-Effective Amendment No. 1 to the 1933 Act
                                                                 Registration Statement on Form S-18 filed
                                                                 November 12, 1986 (see Exhibit 10(A) therein).

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

     3(C)       Amendment dated February 1, 1996                 Form 10-KSB for year ending December 31, 1995.
                to Promissory Note dated
                January 18, 1995 from H & L Concepts,
                Inc. to Robert W. Feldman

     3(D)       Promissory Note date February 1, 1996            Form 10-KSB for year ending December 31, 1995.
                from H & L Concepts, Inc. to Robert M.
                Feldman

                                                                            If Incorporated by Reference,
   Exhibit                                                                 Document with which Exhibit was
     No.                 Description of Exhibit                               Previously Filed with SEC
     ---                 ----------------------                               -------------------------
     3(E)       Amendment dated February 1 1997                  Form 10-KSB for year ending December 31, 1996.
                to Promissory Note dated January
                18, 1995 from H & L Concepts, Inc.
                to Robert M. Feldman

     3(F)       Amendment dated February 1, 1997                 Form 10-KSB for year ending December 31, 1996.
                to Promissory Note dated
                February 1, 1996 from H & L
                Concepts, Inc. to Robert M. Feldman

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

                                                                            If Incorporated by Reference,
   Exhibit                                                                 Document with which Exhibit was
     No.                 Description of Exhibit                               Previously Filed with SEC
     ---                 ----------------------                               -------------------------
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

     3(P)       Promissory Note dated as of February 1,          Form 10-KSB for year ending December 31, 1998.
                1999 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(Q)       Amendment dated as of February 1, 2000           Form 10-KSB for year ending December 31, 1999.
                to Promissory Note Dated January 18,
                1995 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(R)       Amendment dated as of February 1, 2000           Form 10-KSB for year ending December 31, 1999
                to Promissory Note Dated February 1,
                1996 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(S)       Amendment dated as of February 1, 2000           Form 10-KSB for year ending December 31, 1999
                to Promissory Note Dated February 1,
                1997 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(T)       Amendment dated as of February 1, 2000           Form 10-KSB for year ending December 31, 1999
                to Promissory Note Dated February 1,
                1998 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(U)       Amendment dated as of February 1, 2000           Form 10-KSB for year ending December 31, 1999
                to Promissory Note Dated February 1,
                1999 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(V)       Promissory Note dated as of February 1,          Form 10-KSB for year ending December 31, 1999
                2000 from H & L Concepts, Inc. to Robert
                M. Feldman

     3(W)       Cognovit Promissory Note and                     Contained herein.
                Consolidation, Amendment and Replacement
                of Former Notes, dated as of March 1,
                2001 from H&L Concepts, Inc. to
                Robert M. Feldman and guaranteed by
                Health & Leisure, Inc.

      4         Independent Auditor's Report                     Contained herein.

                                                                   If Incorporated by Reference,
   Exhibit                                                        Document with which Exhibit was
     No.                 Description of Exhibit                      Previously Filed with SEC
     ---                 ----------------------                      -------------------------
      5                   List of Subsidiaries                            Contained herein.

      6                   Powers of Attorney                              Contained herein.

         *Executive Compensation Plans and Arrangements required to be filed pursuant to Reg. 601(B)(10) of Regulation S-B.

         No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-B.

         (b)      REPORTS ON FORM 8-K
                  -------------------

         On December 15, 2000, the Company filed a report on Form 8-K reporting under Item 5 that it had terminated the Plan and Agreement of Merger with Big Pros, Inc.

         (c)      EXHIBITS
                  --------

         The exhibits in response to this portion of Item 13 are submitted as a separate section of this report following the signatures.

         (d)      FINANCIAL STATEMENT SCHEDULES
                  -----------------------------

         Schedule IV is included following the signature page. All other schedules are omitted because the required information is either presented in the financial statements or notes thereto or is not applicable, required or material.

                  [Remainder of page intentionally left blank]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEALTH & LEISURE, INC.


Date:  March 27, 2001                   By /s/ Robert M. Feldman
                                           ---------------------
                                           Robert M. Feldman, President,
                                           Chief Executive Officer and Chairman
                                           of the Board of Directors

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


             Signature                                  Title                                    Date
             ---------                                  -----                                    ----

/s/ Robert M. Feldman                    President, Chief Executive Officer, and             March 27, 2001
------------------------------------     Chairman (Principal Executive Officer)
Robert M. Feldman


/s/ Burton Schildhouse*                  Secretary, Treasurer and Director,                  March 27, 2001
------------------------------------     (Principal Financial Officer)
Burton Schildhouse*


/s/ Arthur Aaronson*                     Director                                            March 27, 2001
------------------------------------
Arthur Aaronson*


/s/ Donald S. Franklin*                  Director                                            March 27, 2001
------------------------------------
Donald S. Franklin*


/s/ James S. Koroloff*                   Director                                            March 27, 2001
------------------------------------
James S. Koroloff*


         *The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.


By    /s/ Robert M. Feldman                                                                  March 27, 2001
      ------------------------------
          Robert M. Feldman,
          Attorney-in-Fact

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

       Schedule IV - Indebtedness of and to Related Parties - Current

                                                                    Indebtedness of
                                                              related parties - not current

                                     Balance at                                                          Balance
             2000                     beginning                                                           end of
        Name of Person                of period              Additions             Deductions             period
        --------------                ---------              ---------             ----------             ------
Robert M. Feldman,                   $267,271.71            $50,500(1)             $25,000(2)          $292,771.71
President

                                     Balance at                                                          Balance
             1999                     beginning                                                           end of
        Name of Person                of period              Additions             Deductions             period
        --------------                ---------              ---------             ----------             ------
Robert M. Feldman,                    $224,104             $43,167.71(1)             $-0-(2)           $267,271.71
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
President

----------

         (1)2000, 1999, and 1998 additions consist of borrowings of $50,500, $43,167.71, and $9,850, respectively.

         (2)1999, 1998, and 1997 deductions consist of principal payments of $25,000, $-0-, and $8,500, respectively.

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

        (3)                1(C)         Certificate of Amendment to               Form 10-K Annual Report for the
                                        Certificate of Incorporation filed        year ended December 31, 1990,
                                        September 12, 1990                        filed April 15, 1991 (see Exhibit
                                                                                  1(C) therein)

        (3)                1(D)         Designation of Preference with            Contained Herein
                                        respect to Series A Preferred Stock,
                                        filed August 23, 2000

        (3)                1(E)         Bylaws                                    Post-Effective Amendment
                                                                                  No. 3 to the 1933 Act
                                                                                  Registration Statement on Form
                                                                                  S-18 filed November 12, 1986
                                                                                  (see Exhibit 10(A) therein)

        (4)                2            Specimen Stock Certificate                Post-Effective Amendment No. 1 to
                                                                                  the 1933 Act Registration Statement
                                                                                  on Form S-18 filed November 12,
                                                                                  1986 (see Exhibit 10(A) therein)

        (10)               3(A)         Employment Agreement with                 Post-Effective Amendment No. 1 to
                                        Robert M. Feldman                         the 1933 Act Registration
                                                                                  Statement on Form S-18 filed
                                                                                  November 12, 1986 (see Exhibit
                                                                                  10(A) therein)


        (10)               3(B)         Promissory Note dated January 18,         Form 10-K for year ending December
                                        1995 from H & L Concepts, Inc. to         31, 1994, filed April 4, 1995
                                        Robert M. Feldman


        (10)               3(C)         Amendment dated February 1, 1996          Form 10-KSB for year ending
                                        to Promissory Note dated                  December 31, 1995
                                        January 18, 1995 from H & L
                                        Concepts, Inc. to Robert M. Feldman


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

        (10)               3(P)        Promissory Note dated as of February 1,    Form 10-KSB for year ending
                                       1999 from H & L Concepts, Inc. to Robert   December 31, 1998
                                       M. Feldman

        (10)               3(Q)        Amendment dated as of February 1, 2000     Form 10-KSB for year ending
                                       to Promissory Note Dated January 18,       December 31, 1999.
                                       1995 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(R)        Amendment dated as of February 1, 2000     Form 10-KSB for year ending
                                       to Promissory Note Dated February 1,       December 31, 1999
                                       1996 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(S)        Amendment dated as of February 1, 2000     Form 10-KSB for year ending
                                       to Promissory Note Dated February 1,       December 31, 1999.
                                       1997 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(T)        Amendment dated as of February 1, 2000     Form 10-KSB for year ending
                                       to Promissory Note Dated February 1,       December 31, 1999.
                                       1998 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(U)        Amendment dated as of February 1, 2000     Form 10-KSB for year ending
                                       to Promissory Note Dated February 1,       December 31, 1999.
                                       1999 from H & L Concepts, Inc. to Robert
                                       M. Feldman

        (10)               3(V)        Promissory Note dated as of February 1,    Form 10-KSB for year ending
                                       2000 from H & L Concepts, Inc. to Robert   December 31, 1999.
                                       M. Feldman

    Exhibit No.                                                               If Incorporated by Reference,
   Under Reg. S-B        Form 10-K                                             Document with which Exhibit
      Item 601          Exhibit No.             Description of Exhibit            was Previously Filed
      --------          -----------             ----------------------            --------------------

        (10)               3(W)        Cognovit Promissory Note and               Contained herein.
                                       Consolidation, Amendment and Replacement
                                       of Former Notes, dated as of March 1,
                                       2001 from H&L Concepts, Inc. to
                                       Robert M. Feldman and guaranteed by
                                       Health & Leisure, Inc.

        (23)                 4         Independent Auditor's Report               Contained herein.

        (21)                 5         List of Subsidiaries                       Contained herein

        (24)                 6         Powers of Attorney                         Contained herein

                  [Remainder of page intentionally left blank.]