Form 10QSB
period 2001-03-31
HEALTH & LEISURE INC /DE/
filed 2001-05-15
CIK 774657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to ________

                  Commission file number: 0-15807
                                          -------


                             HEALTH & LEISURE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                         31-1190725
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                   203 EAST BROAD STREET, COLUMBUS, OHIO 43215
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (614) 228-2225
                                 --------------
                           (Issuer's Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,325,427 common shares, without par value, as of May 10, 2001.

         Transitional Small Business Disclosure Format (check one):   Yes [ ]
                                                                      No  [X]

                                TABLE OF CONTENTS

                                                                                                                PAGE
PART I - FINANCIAL INFORMATION....................................................................................1

   ITEM 1.     FINANCIAL STATEMENTS...............................................................................1

      Consolidated Balance Sheets at March 31, 2001 (Unaudited) and
           December 31, 2000......................................................................................2

      Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2001 and 2000 and from inception on March 13, 1985 through March 31, 20001.................................................................................3

      Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the period
      March 13, 1985 (date of inception) to March 31, 2001........................................................4

      Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2001 and 2000 and from inception on March 13, 1985 through March 31, 2001..................................................................................7

      Notes to the Consolidated Financial Statements (Unaudited)..................................................9

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................15

PART II - OTHER INFORMATION......................................................................................17

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..................................................................17

SIGNATURES.......................................................................................................18

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS.




                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                     ASSETS
                                                     ------

                                                                                March 31,          December 31,
                                                                                  2001               2000
                                                                           ------------------  -----------------
                                                                                (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                               $           -       $           2,575
                                                                           ------------------  -----------------

     Total Current Assets                                                              -                   2,575
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $           -       $           2,575
                                                                           ==================  =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------
CURRENT LIABILITIES

   Accounts payable                                                        $           76,939  $          73,432
   Bank overdraft                                                                         707             -
   Accrued wages (Note 3)                                                             396,000            390,000
   Note payable - related parties (Note 2)                                            309,272            292,772
   Accrued interest payable - related party (Note 2)                                  122,168            117,044
                                                                           ------------------  -----------------

     Total Current Liabilities                                                        905,086            873,248
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized of $0.01
    par value, no shares outstanding                                                   -                  -
   Common stock; 20,000,000 shares authorized of $0.01
    par value, 17,325,427 shares issued and outstanding                               173,254            173,254
   Additional paid-in capital                                                       1,213,236          1,213,236
   Deficit accumulated during the development stage                                (2,291,576)        (2,257,163)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                            (905,086)          (870,673)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $           -       $           2,575
                                                                           ==================  =================


The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                     From
                                                                                                                     Inception on
                                                                                       For the                       March 13,
                                                                                  Three Months Ended                 1985 Through
                                                                                      March 31,                      March 31,
                                                                        -------------------------------------  ------------------
                                                                              2001                2000                2001
                                                                        -----------------   -----------------  ------------------
REVENUES
   Product sales                                                        $          -        $          -       $          297,667
   Consulting revenue                                                              -                    7,500             575,061
                                                                        -----------------   -----------------  ------------------

     Total Revenue                                                                 -                    7,500             872,728
                                                                        -----------------   -----------------  ------------------

OPERATING EXPENSES

   Cost of goods sold                                                              -                   -                  402,961
   Officer salaries                                                                 6,000               6,000             602,750
   General and administrative                                                       6,249               4,155             956,195
   Legal and accounting                                                            11,426               3,105             643,195
   Travel                                                                           5,614               2,822             570,517
   Bad debts                                                                       -                   -                   38,500
   Depreciation and amortization                                                   -                   -                   48,216
                                                                        -----------------   -----------------  ------------------

     Total Expenses                                                                29,289              16,082           3,262,334
                                                                        -----------------   -----------------  ------------------

LOSS FROM OPERATIONS                                                              (29,289)             (8,582)         (2,389,606)
                                                                        -----------------   -----------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                                                 -                   -                   18,111
   Interest expense                                                                (5,124)             (3,835)           (205,732)
   Gain on sale of marketable securities                                           -                   -                   19,590
   Other income (Note 6)                                                           -                   -                   98,773
                                                                        -----------------   -----------------  ------------------

     Total Other Income (Expense)                                                  (5,124)             (3,835)            (69,258)
                                                                        -----------------   -----------------  ------------------

LOSS BEFORE EXTRAORDINARY ITEM                                                    (34,413)            (12,417)         (2,458,864)
                                                                        -----------------   -----------------  ------------------

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT
 OF DEBT                                                                           -                   -                  167,288
                                                                        -----------------   -----------------  ------------------

NET LOSS                                                                $         (34,413)  $         (12,417) $       (2,291,576)
                                                                        =================   =================  ==================

BASIC LOSS PER SHARE                                                    $           (0.00)  $           (0.00)
                                                                        =================   =================

WEIGHTED AVERAGE SHARES OUTSTANDING                                            17,325,427          17,325,427
                                                                        =================   =================

The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                                                                                     Accumulated
                                                                                Additional           During the
                                                        Common Stock              Paid-In            Development
                                      -------------------------------------
                                         Shares              Amount              Capital              Stage
                                         ------              ------              -------              -----
Balance at inception on
 March 13, 1985                                 -       $           -       $           -       $           -

Proceeds from initial issuance
 of common stock on March 13,
 1985 at $0.02 per share                       300,000               3,000               3,000              -

Retroactive effect of
 recapitalization                            7,700,000              77,000              (3,000)            (27,049)

Net loss for the period ended
 December 31, 1985                              -                   -                   -                  (96,722)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1985                   8,000,000              80,000              -                 (123,771)

Common shares issued for
 cash at $0.10 per share                     1,000,000              10,000              90,000              -

Proceeds from exercise of
 Series A Warrants at
 $0.99 per share                               625,427               6,254             614,661              -

Stock offering costs                            -                   -                  (25,610)             -

Net loss for the year ended
 December 31, 1986                              -                   -                   -                 (230,969)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1986                   9,625,427              96,254             679,051            (354,740)

Proceeds from exercise of
 options at $0.01 per share                    140,000               1,400                (550)             -

Proceeds from exercise of
 Series A Warrants at
 $1.00 per share                                10,000                 100               9,900              -

Common shares issued
 pursuant to finders fee
 agreement at $0.01 per share                  200,000               2,000              -                   -

Cost incurred in obtaining
 working capital                                -                   -                  (25,580)             -

Net loss for the year ended
 December 31, 1987                              -                   -                   -                 (374,614)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1987                   9,975,427  $           99,754  $          662,821  $         (729,354)
                                      ----------------  ------------------  ------------------  ------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                    Deficit
                                                                                                      Accumulated
                                                                                Additional           During the
                                                        Common Stock              Paid-In              Development
                                      --------------------------------------------
                                         Shares              Amount              Capital              Stage
                                         ------              ------              -------              -----
Balance, December 31, 1987                   9,975,427  $           99,754  $          662,821  $         (729,354)

Dividend - 498,771 shares
 of Entrepreneur, Inc.                          -                   -                   -                  (14,689)

Net loss for the year ended
 December 31, 1988                              -                   -                   -                 (242,711)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1988                   9,975,427              99,754             662,821            (986,754)

Common stock issued in lieu
 of debt at $0.06 per share                  2,000,000              20,000             100,000              -

Common stock issued for cash
 at $0.07 per share                          1,500,000              15,000              95,000              -

Contribution of capital                         -                   -                  106,415              -

Net loss for the year ended
 December 31, 1989                              -                   -                   -                 (156,153)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1989                  13,475,427             134,754             964,236          (1,142,907)

Common stock issued for cash
 at $0.07 per share                          3,850,000              38,500             241,500              -

Net loss for the year ended
 December 31, 1990                              -                   -                   -                 (490,642)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1990                  17,325,427             173,254           1,205,736          (1,633,549)

Net loss for the year ended
 December 31, 1991                              -                   -                   -                  (22,323)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1991                  17,325,427             173,254           1,205,736          (1,655,872)

Net loss for the year ended
 December 31, 1992                              -                   -                   -                  (78,322)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1992                  17,325,427             173,254           1,205,736          (1,734,194)

Contributed capital                             -                   -                    7,500              -

Net loss for the year ended
 December 31, 1993                              -                   -                   -                  (85,881)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1993                  17,325,427  $          173,254  $        1,213,236  $       (1,820,075)
                                      ----------------  ------------------  ------------------  ------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                Additional           During the
                                                  Common Stock                   Paid-In            Development
                                      ------------------------------------
                                         Shares              Amount              Capital              Stage
                                      ----------------  ------------------  ------------------  ------------------
Balance, December 31, 1993                  17,325,427  $          173,254  $        1,213,236  $       (1,820,075)

Net loss for the year ended
 December 31, 1994                              -                   -                   -                  (61,810)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1994                  17,325,427             173,254           1,213,236          (1,881,885)

Net loss for the year ended
 December 31, 1995                              -                   -                   -                  (58,056)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1995                  17,325,427             173,254           1,213,236          (1,939,941)

Net loss for the year ended
 December 31, 1996                              -                   -                   -                  (63,365)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1996                  17,325,427             173,254           1,213,236          (2,003,306)

Net loss for the year ended
 December 31, 1997                              -                   -                   -                  (36,499)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1997                  17,325,427             173,254           1,213,236          (2,039,805)

Net loss for the year ended
 December 31, 1998                              -                   -                   -                  (35,559)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1998                  17,325,427             173,254           1,213,236          (2,075,364)

Net loss for the year ended
 December 31, 1999                              -                   -                   -                 (101,776)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1999                  17,325,427             173,254           1,213,236          (2,177,140)

Net loss for the year ended
 December 31, 2000                              -                   -                   -                  (80,023)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 2000                  17,325,427             173,254           1,213,236          (2,257,163)

Net loss for the three months
 ended March 31, 2001
 (unaudited)                                    -                   -                   -                  (34,413)
                                      ----------------  ------------------  ------------------  ------------------

Balance, March 31, 2001
 (unaudited)                                17,325,427  $          173,254  $        1,213,236  $       (2,291,576)
                                      ================  ==================  ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                      From
                                                                                                                   Inception on
                                                                                            For the                  March 13,
                                                                                            Three Months Ended       1985 Through
                                                                                            MARCH 31,                March 31,
                                                                        ---------------------------------------------
                                                                              2001                2000                2001
                                                                        -----------------   -----------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $         (34,413)  $         (12,417) $       (2,291,576)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
     Depreciation and amortization                                                 -                   -                   48,216
     Bad debt expense                                                              -                   -                   38,500
     Extraordinary item - extinguishment of debt                                   -                   -                 (167,288)
     Gain on sale of marketable securities                                         -                   -                  (19,590)
     Expenses recorded as note payable to officer                                  -                   -                  163,275
     Common stock issued for services rendered                                     -                   -                  197,000
     Other non-cash items                                                          -                   -                   (4,520)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                    -                   -                  (31,000)
     (Increase) decrease in other assets                                           -                   -                  (11,778)
     Increase (decrease) in accounts payable                                        3,507             (11,243)            161,858
     Increase in bank overdraft                                                       707              -                      707
     Increase (decrease) in accrued expenses                                       11,124               9,835             584,794
                                                                        -----------------   -----------------  ------------------

       Net Cash (Used) by Operating Activities                                    (19,075)            (13,825)         (1,331,402)
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Offering costs for Entrepreneur, Inc.                                           -                   -                   (5,059)
   Purchase of furniture and fixtures                                              -                   -                   (1,893)
   Proceeds of sales of marketable securities                                      -                   -                   48,180
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Investing Activities                                   -                   -                   41,228
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from exercise of warrants                                              -                   -                  630,915
   Cash receipts from note payable                                                 -                   -                  388,051
   Cash receipts from note payable - shareholder                                   16,500              13,000             317,000
   Payments on note payable - shareholder                                          -                   -                 (210,491)
   Payments on note payable                                                        -                   -                 (144,651)
   Proceeds from sale of common stock                                              -                   -                  301,850
   Proceeds from contributed capital                                               -                   -                    7,500
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                        $          16,500   $          13,000  $        1,290,174
                                                                        -----------------   -----------------  ------------------


The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                      From
                                                                                                                   Inception on
                                                                                            For the                  March 13,
                                                                                            Three Months Ended       1985 Through
                                                                                            MARCH 31,                March 31,
                                                                        ---------------------------------------------
                                                                              2001                2000                2001
                                                                        -----------------   -----------------  -------------
NET INCREASE (DECREASE) IN CASH                                         $          (2,575)  $            (825) $           -

CASH, BEGINNING OF PERIOD                                                           2,575               1,050              -
                                                                        -----------------   -----------------  -------------

CASH, END OF PERIOD                                                     $          -        $             225  $           -
                                                                        =================   =================  =============


SUPPLEMENT CASH FLOW INFORMATION

   Interest paid                                                        $          -        $          -       $      56,911
   Income tax                                                           $          -        $          -       $           -



The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The consolidated financial statements presented are those of Health & Leisure, Inc. (Health) and its wholly-owned subsidiaries, H & L Concepts, Inc. (H & L), Amtele, Inc. (Amtele), and Venture Sum, Inc. (Venture). Collectively, they are referred to herein as the "Company."

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

              In June 1985, the Company formed H & L Concepts, Inc., an Ohio corporation, for the purpose of engaging in any lawful act or activity for which corporations may be. H & L Concepts, Inc. is a wholly-owned subsidiary of the Company.

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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              a.  Organization (Continued)

              From March, 1990 through December, 1991, the Company marketed a long distance telephone service of American Telephone & Telegraph, Inc. (AT&T) known as its Software Defined Network (SDN) service to primarily small and mid-sized companies located throughout the United States. On December 28, 1990, the Company began conducting its telecommunications business through a 50% interest in Telephony Worldwide Enterprise (TWE), a partnership. In 1991, the Company recorded a loss from TWE of $19,861. In 1992, TWE ceased all business activity. The Company divested itself of the partnership in 1991 including all interest in the partnership and all liabilities therefrom. As a result of the TWE partnership, the Company recorded consulting revenue in the amount of $12,667 and $38,000 in 1991 and 1992, respectively.

              During 1991 and 1992, the Company discontinued all business activities with respect to the heat pads and the SDN service, and since that time has been seeking a company with which to effect a business combination.

              In 1993, the Company began providing consulting services for pharmaceutical companies. The Company's president, who is a registered pharmacist, arranged for these services to help meet on-going expenses. The Company does not consider consulting to be its primary on-going business operation and stopped providing these services during 2000.

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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              d.  Basic Net Loss Per Share

              The computation of basic net loss per share of common stock is based on the weighted average number of shares outstanding during the period of financial statements.

                                                                                                March 31,
                                                                            ---------------------------------------
                                                                                   2001                 2000
                                                                            ------------------  -------------------
              Numerator - loss                                              $          (34,413) $          (12,417)

              Denominator - weighted average number of
                shares outstanding                                                  17,325,427          17,325,427
                                                                            ------------------  -------------------

              Loss per share                                                $            (0.00) $            (0.00)
                                                                            ==================  ==================

              e.  Provision for Taxes

              At March 31, 2001, the Company had net operating loss carryforwards of approximately $2,210,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

              f.  Estimates

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

              g.  Revenue Recognition

              The Company has no significant source of ongoing revenues. Revenue recognition policies will be determined when principal operations commence.

              h.  Principles of Consolidation

              The consolidated financial statements include the accounts of Health & Leisure, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts have been eliminated.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              i.  Additional Accounting Policies

              Additional accounting policies will be established once planned principal operations commence.

              j.  Unaudited Financial Statements

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations fo the Securities and Exchange Commission. the information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      NOTE PAYABLE - RELATED PARTY

              In order to meet its cash flow needs, the Company has repeatedly borrowed from one of its principal directors. This note functions similar to a revolving line of credit. Interest accrues on this note at a rate of 6% per annum. The total principal amount due on the note at both March 31, 2001 and December 31, 2000 was $292,772. Unpaid interest at March 31, 2001 and December 31, 2000 totaled $122,168 and $117,044, respectively. Because payments on the note will accelerate and be immediately due and payable if a change in control occurs, and since the Company is pursuing transactions in which it will combine with another entity, likely resulting in a change of control, the entire balance including unpaid interest has been classified as a current liability at March 31, 2001 and December 31, 2000.

              During the first quarter of 2001, the Company borrowed $16,500 from one of its directors. The loan is non-interest bearing, and has no specific payback terms. As the note is due on demand, the entire balance has been classified as a current liability.

NOTE 3 -      ACCRUED WAGES

              During the three months ended March 31, 2001, the Company accrued an additional $6,000 in wages payable to its president. As of March 31, 2001 and December 31, 2000, the Company has recorded total accrued wages payable to its president of $396,000 and $390,000, respectively.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 4 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek after a merger with an existing operating company.

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

              The Company authorized 10,000,000 shares of preferred stock, $0.01 par value, pursuant to an amendment to the Company's certificate of incorporation filed May 2, 1988. The amended certificate permits the Board of Directors to issue one or more series of the preferred stock on terms and conditions approved by the Board of Directors without further action by the stockholders. No shares of preferred stock were issued as of December 31, 2000.

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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 5 -      PREFERRED AND COMMON STOCK (Continued)

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

NOTE 6 -      OTHER INCOME

              On October 6, 2000, the Company executed an Agreement and Plan of Merger pertaining to a contemplated merger transaction with Big Pros, Inc. ("Big Pros"), a Florida corporation. Under the terms of this agreement as subsequently amended, Big Pros was to deposit the sum of $100,000 into the Company's bank account as a good faith deposit on the contemplated merger of the two companies. This deposit was to be used to pay down the Company's note payable to one of its directors. Upon receipt of the funds, however, the Company elected to use the proceeds for the payment of various general and administrative expenses. The amount has been recorded as other income for the year ended December 31, 2000 since the merger is no longer anticipated to occur.

              The merger agreement allowed the Company to terminate the merger agreement on November 30, 2000 since the proceeds from the issuance of certain convertible debentures in the amount of $2,500,000 were not received by the Company by November 28, 2000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The Company's primary activity consists of the investigation and analysis of a variety of businesses with which the Company could acquire, merge or otherwise affiliate. If the Company finds an appropriate business opportunity, it will attempt to arrange for a business combination. The primary expenses incurred in connection with the Company's activities include salary expenses of the Company's president, travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and in connection with the investigation of potential business combination candidates, and the negotiation of acquisition agreements and related documents in connection with potential acquisitions. In the past the Company has generated funds by providing consulting services to pharmaceutical chains. This consulting was not anticipated to be an ongoing business of the Company but only a means to help fund expenses. The Company stopped providing these consulting services during the second quarter of 2000.

RESULTS OF OPERATIONS

First Quarter of 2001  Compared to First Quarter of 2000

         The Company had no revenue during the first quarter of 2001 compared to $7,500 of revenue during the first quarter of 2000. The Company's revenue from operations for the first quarter of 2000 was from consulting fees for consulting services rendered to pharmaceutical chains. In 2000, the Company stopped providing consulting services to pharmacy chains and the Company currently has no source of revenue from operations.

         Operating expenses increased 82% from $16,082 during the first quarter of 2000 to $29,289 for the first quarter of 2001. The salary expense of the Company's president remained the same at $6,000. Although the salary for the Company's president accrued as an expense, in order to help fund operations, this amount has not actually been paid to the Company's president in 2000 or 2000. Travel expenses increased 99% from $2,822 for the first quarter of 2000 to $6,614 in the first quarter of 2001. The increased travel was due to additional activity by the Company's president in investigating business opportunities in the first quarter of 2001. Legal and accounting expenses increased 267% from $3,105 for the first quarter of 2000 to $11,426 for the first quarter of 2001. The increase was due to higher expenses in connection with the year end audit of the Company's financial statements, in connection with expenses incurred in connection with reporting under the Securities Exchange Act of 1934, and in connection with potential business combinations.

         Interest expense increased 34% from $3,835 for the first quarter of 2000 to $5,124 for the first quarter of 2001. The increase is attributable to increased debt payable to the Company's president.

FINANCIAL CONDITION

         The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business activities, professional fees incurred in connection with its auditing and reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. The Company has funded its cash requirements as follows:

         (a) Although the president's salary accrues, the Company has not actually paid any salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise (the Company owed him $396,000 of accrued salary through March 31, 2001);

         (b) In prior years the Company has generated funds by providing consulting services to pharmaceutical chains. $7,500 was generated from this activity during the first quarter of 2000. The Company stopped providing consulting services during the second quarter of 2000, and did not receive any revenue from this source during the first quarter of 2001;

         (c) The Company's president has personally loaned funds to the Company. He loaned the Company $ 16,500 during the first quarter of 2001 compared to a loan of $ 13,000 during the first quarter of 2000. Historically loans from the Company's president have been a primary source of financing for the Company. He loaned $25,499 (net of repayment) during 2000, $43,168 during 1999, $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996, $21,272 during 1995, $36,149 during 1994, $81,057 during 1993, $44,954 during 1992 and
$62,320 during 1991. Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements;

         (d) In connection with a specific acquisition the Company attempts to obtain a cash deposit from the business combination candidate with the anticipation that this deposit will cover many of the expenses to be incurred by the Company in connection with the proposed business combination. The Company expects to continue this process as it engages in negotiations with business candidates, but there can be no assurance that it will be successful in arranging for such a deposit. No funds were received from this source during the first quarter of 2001; and

         (e) The Company has funded operations on a short-term basis through increased payables due to outside vendors. The Company does not presently have any material commitments for capital expenditures.

                           PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                  (A)      Exhibits.

                           None.

                  (B)      Reports on Form 8-K.

                       No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HEALTH & LEISURE, INC.


Date:  May 11, 2001                    /s/ Robert M. Feldman
                                       -----------------------------------------
                                       Robert M. Feldman, President


Date:  May 11, 2001                    /s/ Burton Schildhouse
                                       -----------------------------------------
                                       Burton Schildhouse,
                                       Secretary and Treasurer