Form 10QSB
period 2001-06-30
HEALTH & LEISURE INC /DE/
filed 2001-08-20
CIK 774657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________ to ________

                  Commission file number: 0-15807

                             Health & Leisure, Inc.
         ---------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,325,427 common shares, without par value, as of August 15, 2001.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                           Page

PART I - FINANCIAL INFORMATION..............................................1

   ITEM 1.     FINANCIAL STATEMENTS.........................................1

      Consolidated Balance Sheets at June 30, 2001 (Unaudited)
        and December 31, 2000...............................................2

      Consolidated Statements of Operations (Unaudited) for the three months and six months ended  June 30, 2001 and 2000 and from inception on March 13, 1985 through June 30, 2001...................3

      Consolidated Statements of Changes in Shareholders' Equity
        (Deficit) for the period March 13, 1985 (date of inception)
         to June 30, 2001...................................................4

      Consolidated Statements of Cash Flows (Unaudited) for the six
        months ended June 30, 2001 and 2000 and from inception on
        March 13, 1985 through June 30, 2001................................7

      Notes to the Consolidated Financial Statements (Unaudited)............9

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...15

PART II - OTHER INFORMATION................................................17

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K............................17

SIGNATURES.................................................................18

                        PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.



                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                                June 30,          December 31,
                                                                                  2001               2000
                                                                           ------------------  -----------------
                                                                                (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                               $            2,236  $           2,575
                                                                           ------------------  -----------------

     Total Current Assets                                                               2,236              2,575
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $            2,236  $           2,575
                                                                           ==================  =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                        $           90,890  $          73,432
   Accrued wages (Note 3)                                                             402,000            390,000
   Note payable - related parties (Note 2)                                            325,522            292,772
   Accrued interest payable - related party (Note 2)                                  127,292            117,044
                                                                           ------------------  -----------------

     Total Current Liabilities                                                        945,704            873,248
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock; 10,000,000 shares authorized of $0.01
    par value, no shares outstanding                                                   -                  -
   Common stock; 20,000,000 shares authorized of $0.01
    par value, 17,325,427 shares issued and outstanding                               173,254            173,254
   Additional paid-in capital                                                       1,213,236          1,213,236
   Deficit accumulated during the development stage                                (2,329,958)        (2,257,163)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                            (943,468)          (870,673)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $            2,236  $           2,575
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


                                              HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                               Consolidated Statements of Operations
                                                            (Unaudited)


                                                                                                                          From
                                                           For the                          For the                   Inception on
                                                      Three Months Ended                Six Months Ended                March 13,
                                                           June 30,                          June 30,                 1985 Through
                                             ---------------------------------   --------------------------------        June 30,
                                                  2001             2000              2001              2000                2001
                                             ----------------  ---------------   ---------------  ----------------  ---------------
REVENUES
   Product sales                             $         -       $        -        $        -       $         -       $       297,667
   Consulting revenue                                  -                 7,500            -                 15,000          575,061
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Revenue                                     -                 7,500            -                 15,000          872,728
                                             ----------------  ---------------   ---------------  ----------------  ---------------

OPERATING EXPENSES
   Cost of goods sold                                  -                -                 -                 -               402,961
   Officer salaries                                     6,000            6,000            12,000            12,000          608,750
   General and administrative                           3,555            5,483             9,804             5,905          959,750
   Legal and accounting                                17,344            9,724            28,770            11,006          660,539
   Travel                                               6,359           34,273            11,973            35,851          576,876
   Bad debts                                           -                -                 -                 -                38,500
   Depreciation and amortization                       -                -                 -                 -                48,216
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                                    33,258           55,480            62,547            64,762        3,295,592
                                             ----------------  ---------------   ---------------  ----------------  ---------------

LOSS FROM OPERATIONS                                  (33,258)         (47,980)          (62,547)          (40,762)      (2,422,864)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)
   Interest income                                     -                -                 -                 -                18,111
   Interest expense                                    (5,124)          (4,745)          (10,248)           (4,745)        (210,856)
   Gain on sale of marketable securities               -                -                 -                 -                19,590
   Other income (Note 6)                               -                -                 -                 -                98,773
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                      (5,124)          (4,745)          (10,248)           (4,745)         (74,382)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE EXTRAORDINARY
 ITEM                                                 (38,382)         (52,725)          (72,795)          (65,142)      (2,497,246)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

EXTRAORDINARY ITEM - GAIN ON
 EXTINGUISHMENT OF DEBT                                -                -                 -                 -               167,288
                                             ----------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                     $        (38,382) $       (52,725)  $       (72,795) $        (65,142) $    (2,329,958)
                                             ================  ===============   ===============  ================  ===============

BASIC LOSS PER SHARE                         $          (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                             ================  ===============   ===============  ================

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                       17,325,427       17,325,427        17,325,427        17,325,427
                                             ================  ===============   ===============  ================

        The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                    Deficit
                                                                                                   Accumulated
                                                 Common Stock                   Additional         During the
                                      ------------------------------------      Paid-In            Development
                                         Shares              Amount             Capital              Stage
                                      ----------------  ------------------  ------------------  ------------------
Balance at inception on
 March 13, 1985                                 -       $           -       $           -       $           -

Proceeds from initial issuance
 of common stock on March 13,
 1985 at $0.02 per share                       300,000               3,000               3,000              -

Retroactive effect of
 recapitalization                            7,700,000              77,000              (3,000)            (27,049)

Net loss for the period ended
 December 31, 1985                              -                   -                   -                  (96,722)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1985                   8,000,000              80,000              -                 (123,771)

Common shares issued for
 cash at $0.10 per share                     1,000,000              10,000              90,000              -

Proceeds from exercise of
 Series A Warrants at
 $0.99 per share                               625,427               6,254             614,661              -

Stock offering costs                            -                   -                  (25,610)             -

Net loss for the year ended
 December 31, 1986                              -                   -                   -                 (230,969)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1986                   9,625,427              96,254             679,051            (354,740)

Proceeds from exercise of
 options at $0.01 per share                    140,000               1,400                (550)             -

Proceeds from exercise of
 Series A Warrants at
 $1.00 per share                                10,000                 100               9,900              -

Common shares issued
 pursuant to finders fee
 agreement at $0.01 per share                  200,000               2,000              -                   -

Cost incurred in obtaining
 working capital                                -                   -                  (25,580)             -

Net loss for the year ended
 December 31, 1987                              -                   -                   -                 (374,614)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1987                   9,975,427  $           99,754  $          662,821  $         (729,354)
                                      ----------------  ------------------  ------------------  ------------------


        The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                    Deficit
                                                                                                   Accumulated
                                                 Common Stock                   Additional         During the
                                      ------------------------------------      Paid-In            Development
                                         Shares              Amount             Capital              Stage
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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                    Deficit
                                                                                                   Accumulated
                                                 Common Stock                   Additional         During the
                                      ------------------------------------      Paid-In            Development
                                         Shares              Amount             Capital              Stage
                                      ----------------  ------------------  ------------------  ------------------
Balance, December 31, 1993                  17,325,427  $          173,254  $        1,213,236  $       (1,820,075)

Net loss for the year ended
 December 31, 1994                              -                   -                   -                  (61,810)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1994                  17,325,427             173,254           1,213,236          (1,881,885)

Net loss for the year ended
 December 31, 1995                              -                   -                   -                  (58,056)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1995                  17,325,427             173,254           1,213,236          (1,939,941)

Net loss for the year ended
 December 31, 1996                              -                   -                   -                  (63,365)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1996                  17,325,427             173,254           1,213,236          (2,003,306)

Net loss for the year ended
 December 31, 1997                              -                   -                   -                  (36,499)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1997                  17,325,427             173,254           1,213,236          (2,039,805)

Net loss for the year ended
 December 31, 1998                              -                   -                   -                  (35,559)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1998                  17,325,427             173,254           1,213,236          (2,075,364)

Net loss for the year ended
 December 31, 1999                              -                   -                   -                 (101,776)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1999                  17,325,427             173,254           1,213,236          (2,177,140)

Net loss for the year ended
 December 31, 2000                              -                   -                   -                  (80,023)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 2000                  17,325,427             173,254           1,213,236          (2,257,163)

Net loss for the six months
 ended June 30, 2001
 (unaudited)                                    -                   -                   -                  (72,795)
                                      ----------------  ------------------  ------------------  ------------------

Balance, June 30, 2001
 (unaudited)                                17,325,427  $          173,254  $        1,213,236  $       (2,329,958)
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

                                              HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                               Consolidated Statements of Cash Flows
                                                            (Unaudited)

                                                                                                                      From
                                                                                     For the                     Inception on
                                                                                 Six Months Ended                   March 13,
                                                                                     June 30,                    1985 Through
                                                                        -------------------------------------       June 30,
                                                                              2001                2000                2001
                                                                        -----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $         (72,795)  $         (65,142) $       (2,329,958)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
     Depreciation and amortization                                                 -                   -                   48,216
     Bad debt expense                                                              -                   -                   38,500
     Extraordinary item - extinguishment of debt                                   -                   -                 (167,288)
     Gain on sale of marketable securities                                         -                   -                  (19,590)
     Expenses recorded as note payable to officer                                  -                   -                  163,275
     Common stock issued for services rendered                                     -                   -                  197,000
     Other non-cash items                                                          -                   -                   (4,520)
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                             -                   -                  (31,000)
     (Increase) in other assets                                                    -                   -                  (11,778)
     Increase in accounts payable                                                  17,458              15,205             175,809
     Increase in accrued expenses                                                  22,248              20,580             595,918
                                                                        -----------------   -----------------  ------------------

       Net Cash (Used) by Operating Activities                                    (33,089)            (29,357)         (1,345,416)
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Offering costs for Entrepreneur, Inc.                                           -                   -                   (5,059)
   Purchase of furniture and fixtures                                              -                   -                   (1,893)
   Proceeds of sales of marketable securities                                      -                   -                   48,180
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Investing Activities                                   -                   -                   41,228
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of warrants                                              -                   -                  630,915
   Cash receipts from note payable                                                 -                   -                  388,051
   Cash receipts from note payable - shareholder                                   32,750              29,500             333,250
   Payments on note payable - shareholder                                          -                   -                 (210,491)
   Payments on note payable                                                        -                   -                 (144,651)
   Proceeds from sale of common stock                                              -                   -                  301,850
   Proceeds from contributed capital                                               -                   -                    7,500
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                        $          32,750   $          29,500  $        1,306,424
                                                                        -----------------   -----------------  ------------------


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

                                              HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         Consolidated Statements of Cash Flows (Continued)
                                                            (Unaudited)

                                                                                                                      From
                                                                                     For the                     Inception on
                                                                                 Six Months Ended                   March 13,
                                                                                     June 30,                    1985 Through
                                                                        -------------------------------------       June 30,
                                                                              2001                2000                2001
                                                                        -----------------   -----------------  ------------------
NET INCREASE (DECREASE) IN CASH                                         $            (339)  $             143  $            2,236

CASH, BEGINNING OF PERIOD                                                           2,575               1,050              -
                                                                        -----------------   -----------------  ------------------

CASH, END OF PERIOD                                                     $           2,236   $           1,193  $            2,236
                                                                        =================   =================  ==================


SUPPLEMENT CASH FLOW INFORMATION

   Interest paid                                                        $          -        $          -       $           56,911
   Income tax                                                           $          -        $          -       $           -

        The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The consolidated financial statements presented are those of Health & Leisure, Inc. (Health) and its wholly-owned subsidiaries, H & L Concepts, Inc. (H & L), Amtele, Inc. (Amtele), and Venture Sum, Inc. (Venture). Collectively, they are referred to herein as the "Company."

              Health & Leisure, Inc. was incorporated on March 13, 1985, under the laws of the State of Utah as Univenture Capital Corporation (Univenture). On August 29, 1986, Univenture issued 7,700,000 shares of common stock to stockholders of Health & Leisure, Inc., a Delaware Corporation, (which subsequently changed its name to Entre Vest, Inc.) for all the outstanding stock of Health & Leisure, Inc. This transaction was treated as a recapitalization of Health & Leisure, Inc., and the financial statements of both companies were combined to reflect this transaction retroactively to March 13, 1985 (date of inception). Prior to this transaction, results of operations from January 1, 1986 through August 29, 1986 included losses of $13,000 and $77,000 for Univenture and Health & Leisure, Inc., respectively. Univenture had previously reported no income or expense for the period ended December 31, 1985. Univenture has since changed its name to Health & Leisure, Inc.

              In June 1985, the Company formed H & L Concepts, Inc., an Ohio corporation, for the purpose of engaging in any lawful act or activity for which corporations may be engaged. H & L Concepts, Inc. is a wholly-owned subsidiary of the Company.

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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              a.  Organization (Continued)

              From March 1990 through December 1991, the Company marketed a long distance telephone service of American Telephone & Telegraph, Inc. (AT&T) known as its Software Defined Network (SDN) service to primarily small and mid-sized companies located throughout the United States. On December 28, 1990, the Company began conducting its telecommunications business through a 50% interest in Telephony Worldwide Enterprise (TWE), a partnership. In 1991, the Company recorded a loss from TWE of $19,861. In 1992, TWE ceased all business activity. The Company divested itself of the partnership in 1991 including all interest in the partnership and all liabilities therefrom. As a result of the TWE partnership, the Company recorded consulting revenue in the amount of $12,667 and $38,000 in 1991 and 1992, respectively.

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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              d.  Basic Net Loss Per Share

              The computation of basic net loss per share of common stock is based on the weighted average number of shares outstanding during the period of financial statements.

                                                           For the                           For the
                                                     Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                             ---------------------------------   ---------------------------------
                                                  2001            2000                2001              2000
                                             ----------------  ---------------   ---------------  ----------------
                                                 (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
              Numerator - loss               $        (38,382) $       (52,725)  $       (72,795) $        (65,142)
              Denominator - weighted
               average number of
               shares outstanding                  17,325,427       17,325,427        17,325,427        17,325,417
                                             ----------------  ---------------   ---------------  ----------------

              Loss per share                 $          (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                             ================  ===============   ===============  ================

              e.  Provision for Taxes

              At June 30, 2001, the Company had net operating loss carryforwards of approximately $2,300,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              i.  Additional Accounting Policies

              Additional accounting policies will be established once planned principal operations commence.

              j.  Unaudited Financial Statements

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      NOTE PAYABLE - RELATED PARTY

              In order to meet its cash flow needs, the Company has repeatedly borrowed from one of its principal directors. This note functions similar to a revolving line of credit. Interest accrues on this note at a rate of 6% per annum. The total principal amount due on the note at June 30, 2001 and December 31, 2000 was $325,522 and $292,772, respectively. Unpaid interest at June 30, 2001 and December 31, 2000 totaled $127,292 and $117,044, respectively. Because payments on the note will accelerate and be immediately due and payable if a change in control occurs, and since the Company is pursuing transactions in which it will combine with another entity, likely resulting in a change of control, the entire balance including unpaid interest has been classified as a current liability at June 30, 2001 and December 31, 2000.

NOTE 3 -      ACCRUED WAGES

              During the six months ended June 30, 2001, the Company accrued an additional $12,000 in wages payable to its president. As of June 30, 2001 and December 31, 2000, the Company has recorded total accrued wages payable to its president of $402,000 and $390,000, respectively.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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

         The Company's primary activity consists of the investigation and analysis of a variety of businesses with which the Company could acquire, merge or otherwise affiliate. If the Company finds an appropriate business opportunity, it will attempt to arrange for a business combination. The primary expenses incurred in connection with the Company's activities include salary expenses of the Company's president, travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and quarterly accounting reviews and in connection with the investigation of potential business combination candidates, and the negotiation of acquisition agreements and related documents in connection with potential acquisitions. In the past the Company has generated funds by providing consulting services to pharmaceutical chains. This consulting was not anticipated to be an ongoing business of the Company but only a means to help fund expenses. The Company stopped providing these consulting services during the second quarter of 2000.

Results of Operations

Second Quarter of 2001 Compared to Second Quarter of 2000 and
First Six Months of 2001 Compared to First Six Months of 2000

         The Company had no revenue during the second quarter of 2001 compared to $7,500 of revenue during the second quarter of 2000. The Company had no revenue during the first six months of 2001 compared to $15,000 of revenue during the first six months of 2000. The Company's revenue from operations for the second quarter and first six months of 2000 was from consulting fees for consulting services rendered to pharmaceutical chains. In 2000, the Company stopped providing consulting services to pharmacy chains and the Company currently has no source of revenue from operations.

         Operating expenses decreased 40% during the second quarter of 2001 from the second quarter of 2000. Operating expenses for the first six months of 2001 remained relatively constant, with only a 3.42% decrease from operating expenses for the first six months of 2000.

         The primary reason for the decrease in operating expenses during the second quarter resulted from a decrease in travel expenses. Travel expenses decreased 81.5% from $34,273 during the second quarter of 2000 to $6,359 during the second quarter of 2001. For the first six months of 2001 travel expenses decreased 67% from $35,851 for the first six months of 2000 to $11,973 for the first six months of 2001. During the second quarter of 2000 the Company incurred additional travel expense in pursuing business combination candidates and in negotiating and investigating the Big Pros transaction.

         The primary reason that operating expenses for the first six months of 2001 were relatively constant with the first six months of 2000 is because the Company incurred additional legal and accounting expenses which offset the savings from the lower travel expenses. Legal and accounting expenses increased 78% from $9,724 during the second quarter of 2000 to $17,344 during the second quarter of 2001. Legal and accounting expenses increased 161% from $11,006 during the first six months of 2000 compared to $28,770 during the first six months of 2001. The primary reasons these expenses increased are because additional legal fees were incurred during 2001 in conducting due diligence and negotiating transactions with potential business acquisition candidates, and additional expenses were incurred in 2001 in performing the audit of the year 2000 financials. General and Administrative expenses remained relatively constant with a decrease from $5,483 during the second quarter of 2000 to $3,555 for the second quarter of 2001, and an increase from $5,905 for the first six months of 2000 to $9,804 for the first six months of 2000. The salary expense of the Company's president remained the same at $6,000 for each quarter and $12,000 for the first six months. Although the salary for the Company's president accrued as an expense, in order to help fund operations, this amount has not actually been paid to the Company's president in 2000 or 2001.

         Interest expense increased 8% from $4,745 for the second quarter of 2000 to $5,124 for the second quarter of 2001. Interest expense increased 116% from $4,745 for the first six months of 2000 to $10,248 for the first six months of 2001. The increase is attributable to increased debt payable to the Company's president as he loaned additional funds to the Company to help it meet its operating expenses.

Financial Condition

         The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business acquisition candidates, professional fees incurred in connection with its auditing and reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. The Company has funded its cash requirements as follows:

         (a) Although the president's salary accrues, the Company has not actually paid any salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise (the Company owed him $402,000 of accrued salary through June 30, 2001);

         (b) In prior years the Company has generated funds by providing consulting services to pharmaceutical chains. $7,500 was generated from this activity during the second quarter of 2000 and $15,000 was generated from this activity for the first six months of 2000. The Company stopped providing consulting services during the second quarter of 2000, and did not receive any revenue from this source during 2001;

         (c) The Company's president has personally loaned funds to the Company. He loaned the Company $ 32,750 during the first six months of 2001 compared to a loan of $29,500 during the first six months of 2000. Historically loans from the Company's president have been a primary source of financing for the Company. He loaned $25,499 (net of repayment) during 2000, $43,168 during 1999, $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996, $21,272 during 1995,  $36,149 during 1994,  $81,057 during 1993, $44,954 during 1992 and
$62,320 during 1991. Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements;

         (d) In connection with a specific acquisition the Company attempts to obtain a cash deposit from the business combination candidate with the anticipation that this deposit will cover many of the expenses to be incurred by the Company in connection with the proposed business combination. The Company expects to continue this process as it engages in negotiations with business candidates, but there can be no assurance that it will be successful in arranging for such a deposit. No funds were received from this source during the first six months of 2001; and

         (e) The Company has funded operations on a short-term basis through increased payables due to outside vendors.

         The Company does not presently have any material commitments for capital expenditures.


                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

                  (A)      Exhibits.

                           None.

                  (B)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HEALTH & LEISURE, INC.


Date:  August 16, 2001                           /s/ Robert M. Feldman
                                                 ------------------------------
                                                 Robert M. Feldman, President


Date:  August 16, 2001                           /s/ Burton Schildhouse
                                                 ------------------------------
                                                 Burton Schildhouse,
                                                 Secretary and Treasurer