Form 10QSB
period 2001-09-30
HEALTH & LEISURE INC /DE/
filed 2001-11-19
CIK 774657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to ________

                  Commission file number: 0-15807


                             Health & Leisure, Inc.
              ------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   31-1190725
            --------                                   ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,325,427 common shares, without par value, as of November 9, 2001.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS



                                                                           Page

PART I - FINANCIAL INFORMATION...............................................1

   ITEM 1.     FINANCIAL STATEMENTS..........................................1

       Consolidated Balance Sheets at September 30, 2001
         (Unaudited) and December 31, 2000...................................2

       Consolidated Statements of Operations (Unaudited) for the
         three months and nine months ended September 30, 2001
         and 2000 and from inception on March 13, 1985 through
         September 30, 2001..................................................3

       Consolidated Statements of Changes in Shareholders' Equity
         (Deficit) for the period March 13, 1985 (date of
         inception) to September 30, 2001....................................4

       Consolidated Statements of Cash Flows (Unaudited) for the
         Nine months ended September 30, 2001 and 2000 and from
         inception on March 13, 1985 through September 30, 2001..............7

      Notes to the Consolidated Financial Statements (Unaudited).............9

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....10

PART II - OTHER INFORMATION.................................................12

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.............................12

SIGNATURES..................................................................13

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.



                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000

                              HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)
                                    Consolidated Balance Sheets


                                     ASSETS

                                                                             September 30,       December 31,
                                                                                  2001                2000
                                                                           ------------------  -----------------
                                                                              (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                               $                -  $           2,575
                                                                           ------------------  -----------------

     Total Current Assets                                                                   -              2,575
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $                -  $           2,575
                                                                           ==================  =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank overdraft                                                          $            2,138  $               -
   Accounts payable                                                                   100,595             73,432
   Accrued wages                                                                      408,000            390,000
   Note payable - related parties                                                     342,277            292,772
   Accrued interest payable - related party                                           132,416            117,044
                                                                           ------------------  -----------------

     Total Current Liabilities                                                        985,426            873,248
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock; 10,000,000 shares authorized of $0.01
    par value, no shares outstanding                                                        -                  -
   Common stock; 20,000,000 shares authorized of $0.01
    par value, 17,325,427 shares issued and outstanding                               173,254            173,254
   Additional paid-in capital                                                       1,213,236          1,213,236
   Deficit accumulated during the development stage                                (2,371,916)        (2,257,163)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                            (985,426)          (870,673)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $                -  $           2,575
                                                                           ==================  =================


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                           2

                                              HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                               Consolidated Statements of Operations
                                                            (Unaudited)


                                                                                                                        From
                                                         For the                           For the                  Inception on
                                                     Three Months Ended               Nine Months Ended                March 13,
                                                       September 30,                     September 30,               1985 Through
                                            ---------------------------------   ---------------------------------    September 30,
                                                  2001             2000              2001              2000              2001
                                            ----------------  ---------------   ---------------  ----------------  ---------------
REVENUES
   Product sales                            $              -  $             -   $             -  $              -  $       297,667
   Consulting revenue                                      -                -                 -            15,000          575,061
                                            ----------------  ---------------   ---------------  ----------------  ---------------

     Total Revenue                                         -                -                 -            15,000          872,728
                                            ----------------  ---------------   ---------------  ----------------  ---------------

OPERATING EXPENSES
   Cost of goods sold                                      -                -                 -                 -          402,961
   Officer salaries                                    6,000            6,000            18,000            18,000          614,750
   General and administrative                          4,115            6,544            13,919            13,084          963,865
   Legal and accounting                                4,068           24,068            32,838            45,074          674,607
   Travel                                             22,651           20,248            34,624            56,099          599,527
   Bad debts                                               -                -                 -                 -           38,500
   Depreciation and amortization                           -                -                 -                 -           48,216
                                            ----------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                                   36,834           56,860            99,381           132,257        3,342,426
                                            ----------------  ---------------   ---------------  ----------------  ---------------

LOSS FROM OPERATIONS                                 (36,834)         (56,860)          (99,381)         (117,257)      (2,469,698)
                                            ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Interest income                                         -                -                 -                 -           18,111
   Interest expense                                   (5,124)          (4,452)          (15,372)           (9,197)        (215,980)
   Gain on sale of marketable securities                   -                -                 -                 -           19,590
   Other income                                            -           10,000                 -            10,000          108,773
                                            ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                     (5,124)           5,548           (15,372)              803          (69,506)
                                            ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE EXTRAORDINARY
 ITEM                                                (41,958)         (51,312)         (114,753)         (116,454)      (2,539,204)
                                            ----------------  ---------------   ---------------  ----------------  ---------------

EXTRAORDINARY ITEM - GAIN ON
 EXTINGUISHMENT OF DEBT                                    -                -                 -                 -          167,288
                                            ----------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                    $        (41,958) $       (51,312)  $      (114,753) $       (116,454) $    (2,371,916)
                                            ================  ===============   ===============  ================  ===============

BASIC LOSS PER SHARE                        $          (0.00) $         (0.00)  $         (0.01) $          (0.01)
                                            ================  ===============   ===============  ================

WEIGHTED AVERAGE SHARES OUTSTANDING               17,325,427       17,325,427        17,325,427        17,325,427
                                            ================  ===============   ===============  ================


                      The accompanying notes are an integral part of these consolidated financial statements.

                                                               3

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

                                    HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)
                     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                      Deficit
                                                                                                   Accumulated
                                                  Common Stock                  Additional          During the
                                      ------------------------------------       Paid-In            Development
                                            Shares             Amount            Capital               Stage
                                      ----------------  ------------------  ------------------  ------------------
Balance, December 31, 1993                  17,325,427  $          173,254  $        1,213,236  $       (1,820,075)

Net loss for the year ended
 December 31, 1994                                   -                   -                   -             (61,810)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1994                  17,325,427             173,254           1,213,236          (1,881,885)

Net loss for the year ended
 December 31, 1995                                   -                   -                   -             (58,056)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1995                  17,325,427             173,254           1,213,236          (1,939,941)

Net loss for the year ended
 December 31, 1996                                   -                   -                   -             (63,365)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1996                  17,325,427             173,254           1,213,236          (2,003,306)

Net loss for the year ended
 December 31, 1997                                   -                   -                   -             (36,499)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1997                  17,325,427             173,254           1,213,236          (2,039,805)

Net loss for the year ended
 December 31, 1998                                   -                   -                   -             (35,559)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1998                  17,325,427             173,254           1,213,236          (2,075,364)

Net loss for the year ended
 December 31, 1999                                   -                   -                   -            (101,776)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1999                  17,325,427             173,254           1,213,236          (2,177,140)

Net loss for the year ended
 December 31, 2000                                   -                   -                   -             (80,023)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 2000                  17,325,427             173,254           1,213,236          (2,257,163)

Net loss for the nine months
 ended September 30, 2001
 (unaudited)                                         -                   -                   -            (114,753)
                                      ----------------  ------------------  ------------------  ------------------

Balance, September 30, 2001
 (unaudited)                                17,325,427  $          173,254  $        1,213,236  $       (2,371,916)
                                      ================  ==================  ==================  ==================

               The accompanying notes are an integral part of these consolidated financial statements.

                                                           6

                                             HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                               Consolidated Statements of Cash Flows
                                                            (Unaudited)

                                                                                                                     From
                                                                                      For the                    Inception on
                                                                                Nine Months Ended                   March 13,
                                                                                    September 30,                 1985 Through
                                                                        -------------------------------------     September 30,
                                                                                 2001               2000               2001
                                                                        -----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $        (114,753)  $        (116,454) $       (2,371,916)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
     Depreciation and amortization                                                      -                   -              48,216
     Bad debt expense                                                                   -                   -              38,500
     Extraordinary item - extinguishment of debt                                        -                   -            (167,288)
     Gain on sale of marketable securities                                              -                   -             (19,590)
     Expenses recorded as note payable to officer                                       -                   -             163,275
     Common stock issued for services rendered                                          -                   -             197,000
     Other non-cash items                                                               -                   -              (4,520)
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                  -                   -             (31,000)
     (Increase) in other assets                                                         -                   -             (11,778)
     Increase in accounts payable                                                  27,163              47,016             185,514
     Increase in bank overdraft                                                     2,138                   -               2,138
     Increase in accrued expenses                                                  33,372              31,031             607,042
                                                                        -----------------   -----------------  ------------------

       Net Cash (Used) by Operating Activities                                    (52,080)            (38,407)         (1,364,407)
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Offering costs for Entrepreneur, Inc.                                                -                   -              (5,059)
   Purchase of furniture and fixtures                                                   -                   -              (1,893)
   Proceeds of sales of marketable securities                                           -                   -              48,180
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Investing Activities                                        -                   -              41,228
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of warrants                                                   -                   -             630,915
   Cash receipts from note payable                                                      -                   -             388,051
   Cash receipts from note payable - shareholder                                   49,505              38,000             350,005
   Payments on note payable - shareholder                                               -                   -            (210,491)
   Payments on note payable                                                             -                   -            (144,651)
   Proceeds from sale of common stock                                                   -                   -             301,850
   Proceeds from contributed capital                                                    -                   -               7,500
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                        $          49,505   $          38,000  $        1,323,179
                                                                        -----------------   -----------------  ------------------


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

                                       HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                            (A Development Stage Company)
                                  Consolidated Statements of Cash Flows (Continued)
                                                     (Unaudited)

                                                                                                                      From
                                                                                      For the                     Inception on
                                                                                Nine Months Ended                   March 13,
                                                                                    September 30,                 1985 Through
                                                                        -------------------------------------     September 30,
                                                                                 2001               2000               2001
                                                                        -----------------   -----------------  ------------------
NET INCREASE (DECREASE) IN CASH                                         $          (2,575)  $            (407) $                -

CASH, BEGINNING OF PERIOD                                                           2,575               1,050                   -
                                                                        -----------------   -----------------  ------------------

CASH, END OF PERIOD                                                     $               -   $             643  $                -
                                                                        =================   =================  ==================


SUPPLEMENT CASH FLOW INFORMATION
   Interest paid                                                        $               -   $               -  $           56,911
   Income tax                                                           $               -   $               -  $                -


                          The accompanying notes are an integral part of these consolidated financial statements.

                                                                    8

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      GOING CONCERN

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

Results of Operations

Third Quarter of 2001  Compared to Third Quarter of 2000
and First Nine Months of 2001 Compared to First Nine Months of 2000

         The Company had no revenue during the third quarter of 2001 compared to other income in the amount of $10,000 for the third quarter of 2000. The Company had no revenue during the first nine months of 2001 compared to $25,000 of revenue during the first nine months of 2000. $15,000 of the Company's revenue from operations for the first nine months of 2000 was from consulting fees for consulting services rendered to pharmaceutical chains. In the second quarter of 2000, the Company stopped providing consulting services to pharmacy chains and the Company currently has no source of revenue from operations. The other $10,000 of revenue for the first nine months of 2000 and the only revenue during the third quarter of 2000, was from funds paid to the Company upon its execution of a letter of intent for the Big Pros transaction that it actively pursued during the second half of 2000. This $10,000 payment was originally accounted for as a deduction from expenses incurred in connection with the Big Pros transaction, but has been reclassified as other income.

         Operating expenses decreased 35% from $56,860 for the third quarter of 2000 to $36,834 for the third quarter of 2001. Operating expenses for the first nine months of 2001 decreased 25% to $99,381, from $132,257 for the first nine months of 2000.

         The primary reason for the decrease in operating expenses during the third quarter resulted from a decrease in legal and accounting expenses. Legal and accounting expenses decreased 83% from $24,068 during the third quarter of 2000 to $4,068 during the third quarter of 2001. For the first nine months of 2001 legal and accounting expenses decreased 27% from $45,074 for the first nine months of 2000 to $32,838 for the first nine months of 2001. During the third quarter of 2000 the Company was actively pursuing the acquisition of Big Pros, Inc., which resulted in the additional legal and accounting fees and expenses, whereas the Company was not pursuing a particular acquisition in the third quarter of 2001. The biggest reason for the decrease in operating expenses for the first nine months of 2001compared to the same period in 2000 was due to a decrease in travel expenses. Travel expenses decreased 38% from $56,099 during the first nine months of 2000 to $34,624 during the first nine months of 2001. Additional travel expenses were incurred during 2000 in pursuing business combination candidates and in negotiating and investigating the Big Pros transaction.

         General and Administrative expenses remained relatively constant with a decrease from $6,544 during the third quarter of 2000 to $4,115 for the third quarter of 2001, and an increase from $13,084 for the first nine months of 2000 to $13,919 for the first nine months of 2001. The salary expense of the Company's president remained the same at $6,000 for each quarter and $18,000 for the first nine months. Although the salary for the Company's president accrued as an expense, in order to help fund operations, this amount has not actually been paid to the Company's president in 2000 or 2001.

         Interest expense increased 15% from $4,452 for the third quarter of 2000 to $5,124 for the third quarter of 2001. Interest expense increased 67% from $9,197 for the first nine months of 2000 to $15,372 for the first nine months of 2001. The increase is attributable to increased debt payable to the Company's president as he loaned additional funds to the Company to help it meet its operating expenses.

Financial Condition

         The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business acquisition candidates, professional fees incurred in connection with its auditing and reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. The Company has funded its cash requirements as follows:

         (a) Although the president's salary accrues, the Company has not actually paid any salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise (the Company owed him $408,000 of accrued salary through September 30, 2001);

         (b) In prior years the Company has generated funds by providing consulting services to pharmaceutical chains. $15,000 was generated from this activity for the first nine months of 2000. The Company stopped providing consulting services during the second quarter of 2000, and did not receive any revenue from this source during 2001;

         (c) The Company's president has personally loaned funds to the Company. He loaned the Company $ 49,505 during the first nine months of 2001 compared to a loan of $38,000 during the first nine months of 2000. Historically loans from the Company's president have been a primary source of financing for the Company. He loaned $25,499 (net of repayment) during 2000, $43,168 during 1999, $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996, $21,272 during 1995, $36,149 during 1994, $81,057 during 1993, $44,954 during 1992 and
$62,320 during 1991. Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements;

         (d) In connection with a specific acquisition the Company attempts to obtain a cash deposit from the business combination candidate with the anticipation that this deposit will cover many of the expenses to be incurred by the Company in connection with the proposed business combination. The Company expects to continue this process as it engages in negotiations with business candidates, but there can be no assurance that it will be successful in arranging for such a deposit. A $10,000 payment was received during the third quarter of 2000 in connection with the Big Pros transaction that the Company was pursuing at that time, but no funds were received from this source during the first nine months of 2001; and

         (e) The Company has funded operations on a short-term basis through increased payables due to outside vendors.

         The Company does not presently have any material commitments for capital expenditures.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                  (A)      Exhibits.

                           None.

                  (B)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter
                  ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               HEALTH & LEISURE, INC.


Date:  November 13, 2001                       /s/ Robert M. Feldman
                                               ------------------------------
                                               Robert M. Feldman, President


Date:  November 13, 2001                       /s/ Burton Schildhouse
                                               ------------------------------
                                               Burton Schildhouse,
                                               Secretary and Treasurer