Form 10KSB40
period 2001-12-31
HEALTH & LEISURE INC /DE/
filed 2002-02-28
CIK 774657

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

                   For the fiscal year ended December 31, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission File Number 0-15807

                             HEALTH & LEISURE, INC.
                             ----------------------
                 (Name of Small Business Issuer in its charter)


          Delaware                                      31-1190725
 --------------------------------          -------------------------------------
 (State of other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


                   203 East Broad Street, Columbus, Ohio 43215
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

Issuer's telephone number: (614) 228-2225

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                      Name of each exchange
           -------------------                       on which registered
                                                    ---------------------
                 None                                       None


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

                  Yes   [X]      No  [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year.   $0

         The aggregate market value of the voting common stock held by nonaffiliates of the Registrant as of February 21, 2002, based on the average between the bid and asked price of the common stock on such date is $403,356.

         On February 12, 2002, the Issuer had outstanding 17,325,427 shares of common stock, $0.01 par value, which is the Issuer's only class of common stock.

                                TABLE OF CONTENTS

                                                                            Page


PART I.........................................................................1

   ITEM 1.     BUSINESS........................................................1
   ITEM 2.     PROPERTIES......................................................4
   ITEM 3.     LEGAL PROCEEDINGS...............................................4
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............4

PART II........................................................................5

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.............................................5
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......6
   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................9
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................9

PART III......................................................................10

   ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............10
   ITEM 10.    EXECUTIVE COMPENSATION.........................................12
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL.......................12
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................14

PART IV.......................................................................15

   ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES......................15

SIGNATURES....................................................................20

EXHIBIT INDEX.................................................................22

                                     PART I

ITEM 1...BUSINESS

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

Marketing of AT&T Long Distance Telephone Services

         From March 1990 to December 1991, the Company marketed long distance telephone services of AT&T. Initially, this business was conducted through a wholly-owned Delaware subsidiary, AmTele, Inc. ("AmTele"). From December 1990 through December 1991, this business was conducted through a joint venture formed by AmTele and Kaplan Enterprises, Inc., a California corporation unaffiliated with the Company ("KEI"). The joint venture was formed to provide needed capital and KEI contributed $400,000 to the joint venture and AmTele contributed its business operations. To provide its services, the Company contracted with AT&T to obtain its own private telephone network under AT&T's Software Defined Network ("SDN") service. SDN uses computer controlled switching systems to provide its SDN customers with the benefits of a private telephone network. The Company marketed to its customers the ability of obtaining AT&T

                                       -1
long distance telephone services through the Company's private SDN network. The benefit to customers of obtaining telephone services through the Company's network was that customers paid less expensive long distance telephone rates. The Company was to earn its revenues from discount rebates to be received from AT&T based on the volume of the Company's customers' long distance telephone usage.

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

Consulting Services

         In order to fund ongoing expenses of the Company during the years 1993 through 2000 and to enable the Company to pay liabilities, the Company entered into arrangements with pharmaceutical chains pursuant to which the Company provided consulting services. These services began in April 1993. These services were provided on behalf of the Company by its president, who is a licensed pharmacist. It was not intended that consulting services would be an ongoing business of the Company and it was always contemplated that these services could stop at any time. During the third and fourth quarters of 2000, the Company stopped providing pharmaceutical consulting services.

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

         No matters were submitted to a vote of stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

         The Company's shares of common stock are traded on the over-the-counter market and have been included on the OTC Bulletin Board under the trading symbol HLLS. However, there has not been any significant trading activity in the Company's stock and no established public trading market exists. The following table shows the range of high and low closing bid prices for the Company's common stock during each of the quarters of 2001 and 2000, as reported by Pink Sheets LLC (formerly known as the National Quotations Bureau). These quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.:

                  Period                                  Bid Prices
                  ------                                  ----------

         2001                                    High                  Low
         ----                                    ----                  ---

                  First Quarter                   .9375                .063
                  Second Quarter                  .07                  .041
                  Third Quarter                   .10                  .031
                  Fourth Quarter                  .055                 .05


         2000                                    High                  Low
         ----                                    ----                  ---

                  First Quarter                   .08                  .0625
                  Second Quarter                  .50                  .08
                  Third Quarter                   .4062                .15625
                  Fourth Quarter                  .25                  .07


Holders of Securities

         As of December 31, 2001, there were approximately 548 holders of record of the Company's shares of common stock.

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

         The Company's primary activity consists of the investigation and analysis of a variety of businesses with which the Company could acquire, merge or otherwise affiliate. If the Company finds an appropriate business opportunity, it will attempt to arrange for a business combination. See Item 1. The primary expenses incurred in connection with the Company's activities include salary expenses of the Company's president, travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and in connection with the investigation of potential business combination candidates, the negotiation of acquisition agreements and related documents in connection with potential acquisitions. For the year ended December 31, 2001 the Company had no revenues. In prior years the Company generated funds by providing consulting services to pharmaceutical chains. $25,000 was generated from this activity in 2000, $31,000 was generated from this activity in 1999, $84,203 was generated from this activity in 1998, $75,250 was generated from this activity in 1997, $53,000 was generated from this activity in 1996 and $59,000 was generated from this activity in 1995. This consulting was not anticipated to be an ongoing business of the Company but only a means to help fund expenses. The Company stopped providing these consulting services during the second quarter of 2000. During 2000, the Company also generated other non-operating income from a deposit it received in connection with a proposed acquisition of a corporation called BigPros, Inc. However, it also incurred substantially more expenses pursuing that acquisition. That acquisition was terminated and is no longer being actively pursued by the Company.

Results of Operations

2001 Compared to 2000

         Revenue decreased 100% from $25,000 in 2000 to $0 in 2001. The Company's only source of revenue from operations was from consulting fees for consulting services rendered to pharmaceutical chains. In 2000, the Company stopped providing consulting services to pharmacy chains during the second quarter and only received consulting revenue of $25,000 for 2000. The Company earned no revenue during 2001.

         The salary expense of the Company's president was $24,000 in both 2000 and 2001. Although this salary amount has accrued, in order to help fund operations, this amount has not actually been paid to the Company's president in either 2000 or 2001.

         Legal and Accounting expenses decreased approximately 41.6% from $68,042 in 2000 to $39,719 in 2001. The reason that these expenses were significantly higher in 2000 was from the additional legal work required in connection with investigating the BigPros acquisition, negotiating the proposed acquisition and preparing the legal documentation necessary to complete the acquisition. A $30,000 deposit paid by BigPros at the time it signed the letter of intent in July 2000, was used to offset legal fees and expenses and the amount recorded for legal and accounting expenses in 2000 is net of this offset. Although some legal expenses were incurred in preliminary negotiations with potential acquisition candidates in 2001, none of those transactions reached the documentation stage, which would have required significant additional effort and expense

         Travel expenses decreased approximately 43.5% from $75,389 in 2000 to $42,578 in 2001. One of the primary ongoing activities of the Company is the investigation of business opportunities to merge into the Company or to be acquired by the Company. This typically generates a significant amount of travel and telephone expense. In 2000 additional travel and telephone expense was incurred to investigate and negotiate the BigPros transaction and to investigate other potential ventures. The decrease in these expenses in 2001 was due to the Company not having a similar transaction pending during 2001.

         General and administrative expense remained relatively constant with a slight increase from $19,452 in 2000 to $21,730 in 2001.

         Total expenses decreased approximately 30% from $186,953 in 2000 to $128,027 in 2001. The loss from operations decreased from $161,953 in 2000 to $128,027 in 2001. The decrease in expenses and the decrease in the loss from operations was primarily attributable to savings resulting from not having a transaction negotiated through the documentation and due diligence stages, such as the BigPros transaction was in 2000.

         The Company recorded other income of $100,000 in 2000, compared to no other income in 2001. The $100,000 was a deposit received by the Company from BigPros in connection with the proposed merger transaction. The proposed transaction was terminated and BigPros forfeited the deposit when it was unable to secure necessary financing for its business. Interest expense increased slightly from $18,070 in 2000 to $19,528 in 2001.

         Because of the deposit received from BigPros, the Company's net loss decreased to $80,023 in 2000 compared to a net loss of $147,555 in 2001.

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

Financial Condition

         The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business activities, professional fees incurred in connection with its auditing and year end reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. The Company has funded its cash requirements as follows: (a) although the president's salary accrues, the Company has not actually paid any salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise (the Company owed him $414,000 of accrued salary through December 31, 2001); (b) the Company has generated funds by providing consulting services to pharmaceutical chains. $25,000 was generated from this activity in 2000, $31,000 was generated from this activity in 1999, $84,203 was generated from this activity in 1998, $75,250 was generated from this activity in 1997, $53,000 was generated from this activity in 1996 and $59,000 was generated from this activity in 1995. The Company stopped providing consulting services during the second quarter of 2000, so no revenue was generated from this activity in 2001; (c) the Company's president has personally loaned funds to the Company. He loaned the Company $76,506 in 2001, $25,499 (net of repayment) during 2000, $43,168 during 1999, $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996, $21,272 during 1995, $36,149 during 1994, $81,057 during 1993, $44,954 during 1992 and $62,320 during 1991.
Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements; (d) in connection with a specific acquisition the Company attempts to obtain a cash deposit from the business combination candidate with the anticipation that this deposit will cover many of the expenses to be incurred by the Company in connection with the proposed business combination. The Company expects to continue this process as it engages in negotiations with additional business candidates, but there can be no assurance that it will be successful in arranging for such a deposit; and (e) the Company has funded operations on a short-term basis through increased payables due to outside vendors. The Company does not presently have any material commitments for capital expenditures.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                        Director
          Name      Age         Position and Business Experience           Since
          ----      ---         --------------------------------           -----

Robert M. Feldman   70   Chairman of the Board of Directors,  President,    1986
                         and Chief  Executive  Officer  of the  Company.
                         Since 1984,  Mr. Feldman has been involved with
                         the  organization,  development,  and operation
                         of  the  Company  and  its  subsidiaries.   Mr.
                         Feldman is a licensed pharmacist in the State of Ohio.

Burton Schildhouse  76   Secretary,   Treasurer   and  director  of  the    1986
                         Company.  From  June  1990  to June  1995,  Mr.
                         Schildhouse  served  as Vice  President  of the
                         Greater  Columbus  Chamber  of  Commerce.   For
                         more than 25 years,  Mr.  Schildhouse  has been
                         Chief Executive  officer of Burton  Schildhouse
                         Communications Counsel,  Columbus, Ohio, a firm
                         which   provides    consulting    services   to
                         businesses, institutions, and public agencies on business and development issues, public affairs, communications, public relations, and advertising. He has served as its Chairman from July 1995 to present.

Arthur Aaronson     53   Director  of  the  Company.   Since  1975,  Mr.    1989
                         Aaronson has been a partner in the law firm of Aaronson & Aaronson, Los Angeles, California.

James S. Koroloff   68   Director  of the  Company.  From  May  1990  to    1990
                         December  1991,  he served as a vice  president
                         of the Company.  Since June 1989, Mr.  Koroloff
                         has also been president of Westchester  Capitol
                         Corporation,  Toledo,  Ohio,  a firm  which  is
                         engaged  in   raising   venture   capital   for
                         businesses.  From July 1988 to June  1989,  Mr.
                         Koroloff was vice president of syndications for United Satellite Associations, Detroit,
                         Michigan.  From January 1985 to July 1988,  Mr.
                         Koroloff was a consultant and later a vice president of syndication for First Ameri-Cable
                         Corporation, Columbus, Ohio, a company engaged in providing cable television services. Mr.
                         Koroloff's  duties with both  United  Satellite
                         Associates and First Ameri-Cable Corporation involved raising capital for the operations of the companies.

Donald S. Franklin  70   Director  of  the  Company.   From  1991  until    1990
                         retirement in 1994, Mr.  Franklin was the sales
                         manager for Anderson Glass  Company,  Columbus,
                         Ohio,  a firm  engaged  in the  retail  sale of
                         glass and mirror  products.  From December 1988
                         to  October   1990,   Mr.   Franklin   was  the
                         operation   and  sales   manager  for  Safelite
                         Corporation, Columbus, Ohio, a firm engaged in the retail sale of automotive and industrial glass. From 1968 to 1988, Mr. Franklin was employed by Norm's Auto Glass, Columbus, Ohio, of which his last position was that of general manager.


         During 2001, the directors took action by unanimous written consent without a meeting one time. Each director participated in at least 75% of the meetings or other actions held by the Board of Directors.

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

                                                                                   Securities
     Name                                                Other                       Under-                   All
      and                                               Annual      Restricted       lying        LTIP       Other
   Principal                                            Compen-        Stock        Options/      Pay-      Compen-
   Position        Year     Salary(1)       Bonus      sation(2)     Award(s)         SARs        Outs      sation
   --------        ----     ------          -----      ------        --------         ----        ----      ------
Robert M.          2001      $24,000         $0         $9,251          $0             $0          $0         $0
Feldman,           2000      $24,000         $0         $3,634          $0             $0          $0         $0
President          1999      $24,000         $0         $1,138          $0             $0          $0         $0

         (1)Salaries have been accrued pursuant to an employment agreement with H&L Concepts, Inc., a wholly owned subsidiary of the Company. Under the agreement, Mr. Feldman was entitled to receive an annual salary of $24,000 in 1999, 2000 and 2001. However, because of the Company's cash position, Mr. Feldman did not receive any of his salary during these years. Such salary is reflected as an accrued liability on the Company's financial statements. The employment agreement also provides for the use of an automobile and certain other benefits as the Board may from time to time determine.

         (2) The Company provides Mr. Feldman with the use of an automobile. The portion of the automobile lease expense and related insurance expense attributable to Mr. Feldman's personal use was $971, $892, and $1138 during 2001, 2000 and 1999, respectively. During 2001 and part of 2000 the Company provided a Medicare supplement health insurance policy for Mr. Feldman with premiums in the amount of $2,458 for 2001 and $913 for 2000. During 2001 and part of 2000 the Company also provided Mr. Feldman with a disability policy, with premiums in the amount of $5,822 for 2001 and $1,829 for 2000.

Compensation of Directors

         No Director of the Company has received any compensation as such, to date, and there are no plans to compensate Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information with respect to the only persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 2001:

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

Security Ownership of Management

         The following table sets forth certain information with respect to the number of shares of Common Stock beneficially owned by each director of the Company, and by all directors and executive officers of the Company as a group, as of December 31, 2001:

                                        Amount Beneficially          Percent of
       Name                                   Owned(1)                 Class
       ----                                   -----                    -----

Robert M. Feldman                          9,400,000(2)                 54.3%
Burton Schildhouse                            35,000                      .2%
Arthur Aaronson                            1,250,000(3)                  7.2%
James S. Koroloff                            500,000                     2.9%
Donald S. Franklin                            50,000                      .3%
All directors and executive
officers as a group (5 persons)           11,235,000                   64.85%
-----------------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of the end of 2001, the Company owed Robert M. Feldman $369,277, exclusive of accrued and unpaid salary and exclusive of interest in the amount of $136,571. Such amount consists of monies owed by the Company to Mr. Feldman for loans made by him to the Company from 1991 through 2001. All of such loans are evidenced by promissory notes with principal and interest payable in equal monthly installments of principal and interest beginning March 1, 2003. In the event of a change in control of the Company, all principal and accrued interest under the notes is, at Mr. Feldman's option, immediately due and payable. Generally, a change of control is defined in the notes to mean (a) when a person or group acquires 20 percent or more of the Company's outstanding shares; (b) when, during any period of 24 consecutive months, the individuals who, at the beginning of such period, constitute the board of directors cease for any reason other than death to constitute a majority of the board; or (c) upon the acquisition of the Company by an outside entity through a transaction requiring shareholder approval.

         Due to the Company's cash position, the Company's president, Mr. Feldman, has not received salary due him. The salary has been accrued on the books of the Company. Mr. Feldman was owed $414,000 of accrued wages through December 31, 2001.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   LISTING OF FINANCIAL STATEMENTS

                  The following financial statements of the Company are incorporated by reference in Item 7:

                           Independent Auditors' Report.

                           Consolidated Balance Sheet at December 31, 2001.

                           Consolidated Statement of Operations for the Years Ended December 31, 2001 and 2000, and for the period March 13, 1985 (Inception) through December 31, 2001.

                           Statement of Shareholders' Equity (Deficit) for the period March 13, 1985 (Inception) through December 31, 2001.

                           Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, and for the period March 13, 1985 (Inception) through December 31, 2001.

                           Notes to Consolidated Financial Statements for the years ended December 31, 2001 and 2000.

         (a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES

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

  1(D)       Designation of Preference with respect           Annual Report on Form 10-KSB for the year ended
             to Series A Preferred Stock, filed               December 31, 2000, filed April 2, 2001 (see
             August 23, 2000                                  Exhibit 1(D) therein).

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

  3(D)       Promissory Note date February 1, 1996            Form 10-KSB for year ending December 31, 1995.
             from H & L Concepts, Inc. to Robert M.
             Feldman

                                                                         If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                 Description of Exhibit                               Previously Filed with SEC
  ---                 ----------------------                               -------------------------
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

  3(V)       Promissory Note dated as of February 1,          Form 10-KSB for year ending December 31, 1999
             2000 from H & L Concepts, Inc. to Robert
             M. Feldman

  3(W)       Cognovit Promissory Note and                     Form 10-KSB for the year ending December 31, 2000.
             Consolidation, Amendment and Replacement
             of Former Notes, dated as of March 1,
             2001 from H&L Concepts, Inc. to
             Robert M. Feldman and guaranteed by
             Health & Leisure, Inc.

                                                                         If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                 Description of Exhibit                               Previously Filed with SEC
  ---                 ----------------------                               -------------------------
  3(X)       Cognovit Promissory Note dated as of             Contained herein.
             February 1, 2002 from H&L Concepts, Inc.
             to Robert M. Feldman and guaranteed by
             Health & Leisure, Inc.

  3(Y)       Amendment dated as of February 1, 2002           Contained herein.
             to Cognovit Promissory Note and
             Consolidation, Amendment and Replacement
             of Former Notes, dated as of March 1,
             2001 from H & L Concepts, Inc. to Robert
             M. Feldman

   4         Independent Auditor's Report                     Contained herein.

   5         List of Subsidiaries                             Contained herein.

   6         Powers of Attorney                               Contained herein.
-----------------------

         *Executive Compensation Plans and Arrangements required to be filed pursuant to Reg. 601(B)(10) of Regulation S-B.

         No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-B.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the fourth quarter of 2001.

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


                  [Remainder of page intentionally left blank.]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HEALTH & LEISURE, INC.


Date:  February 27, 2002                 By   /s/ Robert M. Feldman
                                            --------------------------------
                                            Robert M. Feldman, President,
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                              Date
     ---------                     -----                              ----

/s/ Robert M. Feldman     President, Chief Executive           February 27, 2002
-----------------------   Officer, and Chairman (Principal
Robert M. Feldman         Executive Officer)


/s/ Burton Schildhouse*   Secretary, Treasurer and Director,   February 27, 2002
-----------------------   (Principal Financial Officer)
Burton Schildhouse*


/s/ Arthur Aaronson*      Director                             February 27, 2002
-----------------------
Arthur Aaronson*


/s/ Donald S. Franklin*   Director                             February 27, 2002
-----------------------
Donald S. Franklin*


/s/ James S. Koroloff*    Director                             February 27, 2002
-----------------------
James S. Koroloff*

         *The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.


By      /s/ Robert M. Feldman                                  February 27, 2002
        -------------------------
         Robert M. Feldman,
         Attorney-in-Fact

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

       Schedule IV - Indebtedness of and to Related Parties - Not Current


                                 Indebtedness of
                          related parties - not current

                      Balance at                                       Balance
       2001           beginning                                        end of
  Name of Person      of period       Additions       Deductions       period
  --------------      ---------       ---------       ----------       ------

Robert M. Feldman,   $292,771.71       $76,506            $0         $369,277.71
President
                      Balance at                                       Balance
       2000           beginning                                        end of
  Name of Person      of period       Additions       Deductions       period
  --------------      ---------       ---------       ----------       ------

Robert M. Feldman,   $267,271.71     $50,500(1)       $25,000(2)     $292,771.71
President

                      Balance at                                       Balance
      1999            beginning                                        end of
 Name of Person       of period       Additions       Deductions       period
 --------------       ---------       ---------       ----------       ------

Robert M. Feldman,     $224,104      $43,167.71(1)      $-0-(2)      $267,271.71
President
-------------------------

         (1)2001, 2000, and 1999 additions consist of borrowings of $76,506, $50,500, and $43,167.71, respectively.

         (2)2001, 2000 and 1999 deductions consist of principal payments of $-0-, $25,000, $-0-, respectively.

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

     (3)                1(D)        Designation of Preference with respect     Annual Report on Form 10-KSB for
                                    to Series A Preferred Stock, filed         the year ended December 31, 2000,
                                    August 23, 2000                            filed April 2, 2001 (see Exhibit
                                                                               1(D) therein).

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

 Exhibit No.                                                                      If Incorporated by Reference,
Under Reg. S-B        Form 10-K                                                    Document with which Exhibit
   Item 601          Exhibit No.             Description of Exhibit                   was Previously Filed
   --------          -----------             ----------------------                   --------------------
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

 Exhibit No.                                                                      If Incorporated by Reference,
Under Reg. S-B        Form 10-K                                                    Document with which Exhibit
   Item 601          Exhibit No.             Description of Exhibit                   was Previously Filed
   --------          -----------             ----------------------                   --------------------
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

     (10)               3(V)        Promissory Note dated as of February 1,    Form 10-KSB for year ending
                                    2000 from H & L Concepts, Inc. to Robert   December 31, 1999.
                                    M. Feldman

 Exhibit No.                                                                      If Incorporated by Reference,
Under Reg. S-B        Form 10-K                                                    Document with which Exhibit
   Item 601          Exhibit No.             Description of Exhibit                   was Previously Filed
   --------          -----------             ----------------------                   --------------------
     (10)               3(W)        Cognovit Promissory Note and               Form 10-KSB for the year ended
                                    Consolidation, Amendment and Replacement   December 31, 2000.
                                    of Former Notes, dated as of March 1,
                                    2001 from H&L Concepts, Inc. to
                                    Robert M. Feldman and guaranteed by
                                    Health & Leisure, Inc.

     (10)               3(X)        Cognovit Promissory Note dated as of       Contained herein.
                                    February 1, 2002 from H&L Concepts, Inc.
                                    to Robert M. Feldman and guaranteed by
                                    Health & Leisure, Inc.

     (10)               3(Y)        Amendment dated as of February 1, 2002     Contained herein.
                                    to Cognovit Promissory Note and
                                    Consolidation, Amendment and Replacement
                                    of Former Notes, dated as of March 1,
                                    2001 from H & L Concepts, Inc. to Robert
                                    M. Feldman

     (23)                 4         Independent Auditor's Report               Contained herein.

     (21)                 5         List of Subsidiaries                       Contained herein

     (24)                 6         Powers of Attorney                         Contained herein


               [Remainder of page intentionally left blank.]