Form 10QSB
period 2002-03-31
HEALTH & LEISURE INC /DE/
filed 2002-05-20
CIK 774657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TOss.13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

                                       or

         [ ] TRANSITION REPORT PURSUANT TOss.13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, par value $0.01                               17,325,427
-----------------------------                   --------------------------------
          (Class)                                 (Outstanding at May 14, 2002)

                             HEALTH & LEISURE, INC.

                                Table of Contents



PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2002
          (unaudited)and December 31, 2001                                  4

         Consolidated Statements of Operations (unaudited) for the
          three months ended March 31, 2002 and 2001 and inception.         5

         Consolidated Statements of Changes in Shareholders' Equity
          (Deficit) for the period March 13, 1985 (date of inception)
          to March 31, 2002                                                6-8

         Consolidated Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001 and from inception.                9-10

         Notes to the Consolidated Financial Statements (Unaudited)       11-16

     Item 2.  Management's Discussion and Analysis or Plan of Operation     17


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              20

     Signature Page                                                         21

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2002 and December 31, 2001

                                      HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                            Consolidated Balance Sheets


                                                      ASSETS

                                                                                 March 31,        December 31,
                                                                                  2002               2001
                                                                           ------------------  -----------------
                                                                                (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                               $           -       $           1,126
                                                                           ------------------  -----------------

     Total Current Assets                                                              -                   1,126
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $           -       $           1,126
                                                                           ==================  =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                        $          111,401  $          99,506
   Bank overdraft                                                                       1,382             -
   Accrued wages (Note 3)                                                             420,000            414,000
   Note payable - related parties (Note 2)                                            382,477            369,277
   Accrued interest payable - related party (Note 2)                                  143,150            136,571
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      1,058,410          1,019,354
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized of $0.01
    par value, no shares outstanding                                                   -                  -
   Common stock; 20,000,000 shares authorized of $0.01
    par value, 17,325,427 shares issued and outstanding                               173,254            173,254
   Additional paid-in capital                                                       1,213,236          1,213,236
   Deficit accumulated during the development stage                                (2,444,900)        (2,404,718)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (1,058,410)        (1,018,228)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $           -       $           1,126
                                                                           ==================  =================


              The accompanying notes are an integral part of these consolidated financial statements.

                                                          4

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                                                                                      From
                                                                                                                  Inception on
                                                                             For the Three Months Ended              March 13,
                                                                                     March 31,                     1985 Through
                                                                        -------------------------------------        March 31,
                                                                              2002                2001                2002
                                                                        -----------------   -----------------  ------------------
REVENUES

   Product sales                                                        $          -        $          -       $          297,667
   Consulting revenue                                                              -                   -                  575,061
                                                                        -----------------   -----------------  ------------------

     Total Revenue                                                                 -                   -                  872,728
                                                                        -----------------   -----------------  ------------------

OPERATING EXPENSES

   Cost of goods sold                                                              -                   -                  402,961
   Officer salaries                                                                 6,000               6,000             626,750
   General and administrative                                                       6,213               6,249             977,889
   Legal and accounting                                                            10,314              11,426             681,802
   Travel                                                                          11,077               5,614             618,558
   Bad debts                                                                       -                   -                   38,500
   Depreciation and amortization                                                   -                   -                   48,216
                                                                        -----------------   -----------------  ------------------

     Total Expenses                                                                33,604              29,289           3,394,676
                                                                        ------------------  -----------------  ------------------

LOSS FROM OPERATIONS                                                              (33,604)            (29,289)         (2,521,948)
                                                                        -----------------   -----------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                                                 -                   -                   18,111
   Interest expense                                                                (6,578)             (5,124)           (226,714)
   Gain on sale of marketable securities                                           -                   -                   19,590
   Other income (Note 6)                                                           -                   -                   98,773
                                                                        -----------------   -----------------  ------------------

     Total Other Income (Expense)                                                  (6,578)             (5,124)            (90,240)
                                                                        -----------------   -----------------  ------------------

LOSS BEFORE EXTRAORDINARY ITEM                                                    (40,182)            (34,413)         (2,612,188)
                                                                        -----------------   -----------------  ------------------

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT
 OF DEBT                                                                           -                   -                  167,288
                                                                        -----------------   -----------------  ------------------

NET LOSS                                                                $         (40,182)  $         (34,413) $       (2,444,900)
                                                                        =================   =================  ==================

BASIC LOSS PER SHARE                                                    $           (0.00)  $           (0.00)
                                                                        =================   =================

WEIGHTED AVERAGE SHARES OUTSTANDING                                            17,325,427          17,325,427
                                                                        =================   =================

              The accompanying notes are an integral part of these consolidated financial statements.

                                                         5

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

                                      HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                  Common Stock                  Additional           During the
                                      ------------------------------------       Paid-In            Development
                                         Shares              Amount              Capital              Stage
                                      ----------------  ------------------  ------------------  ------------------
Balance, December 31, 1993                  17,325,427  $          173,254  $        1,213,236  $       (1,820,075)

Net loss for the year ended
 December 31, 1994                              -                   -                   -                  (61,810)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1994                  17,325,427             173,254           1,213,236          (1,881,885)

Net loss for the year ended
 December 31, 1995                              -                   -                   -                  (58,056)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1995                  17,325,427             173,254           1,213,236          (1,939,941)

Net loss for the year ended
 December 31, 1996                              -                   -                   -                  (63,365)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1996                  17,325,427             173,254           1,213,236          (2,003,306)

Net loss for the year ended
 December 31, 1997                              -                   -                   -                  (36,499)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1997                  17,325,427             173,254           1,213,236          (2,039,805)

Net loss for the year ended
 December 31, 1998                              -                   -                   -                  (35,559)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1998                  17,325,427             173,254           1,213,236          (2,075,364)

Net loss for the year ended
 December 31, 1999                              -                   -                   -                 (101,776)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1999                  17,325,427             173,254           1,213,236          (2,177,140)

Net loss for the year ended
 December 31, 2000                              -                   -                   -                  (80,023)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 2000                  17,325,427             173,254           1,213,236          (2,257,163)

Net loss for the year ended
 December 31, 2001                              -                   -                   -                 (147,555)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 2001                  17,325,427             173,254           1,213,236          (2,404,718)

Net loss for the three months
 ended March 31, 2002
 (unaudited)                                    -                   -                   -                  (40,182)
                                      ----------------  ------------------  ------------------  ------------------

Balance, March 31, 2002
 (unaudited)                                17,325,427  $          173,254  $        1,213,236  $       (2,444,900)
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

                                                         8

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                                                      From
                                                                                                                   Inception on
                                                                              For the Three Months Ended            March 13,
                                                                                     March 31,                     1985 Through
                                                                        -------------------------------------        March 31,
                                                                              2002                2001                 2002
                                                                        -----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                             $         (40,182)  $         (34,413) $       (2,444,900)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
     Depreciation and amortization                                                 -                   -                   48,216
     Bad debt expense                                                              -                   -                   38,500
     Extraordinary item - extinguishment of debt                                   -                   -                 (167,288)
     Gain on sale of marketable securities                                         -                   -                  (19,590)
     Expenses recorded as note payable to officer                                  -                   -                  163,275
     Common stock issued for services rendered                                     -                   -                  197,000
     Other non-cash items                                                          -                   -                   (4,520)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                    -                   -                  (31,000)
     (Increase) decrease in other assets                                           -                   -                  (11,778)
     Increase (decrease) in accounts payable                                       11,896               3,507             196,321
     Increase (decrease) in accrued expenses                                       12,578              11,124             629,774
                                                                        -----------------   -----------------  ------------------

       Net Cash (Used) by Operating Activities                                    (15,708)            (19,782)         (1,405,990)
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Offering costs for Entrepreneur, Inc.                                           -                   -                   (5,059)
   Purchase of furniture and fixtures                                              -                   -                   (1,893)
   Proceeds of sales of marketable securities                                      -                   -                   48,180
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Investing Activities                                   -                   -                   41,228
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in bank overdraft                                                       1,382                707                1,382
   Proceeds from exercise of warrants                                              -                   -                  630,915
   Cash receipts from note payable                                                 -                   -                  388,051
   Cash receipts from note payable - shareholder                                   13,200              16,500             390,206
   Payments on note payable - shareholder                                          -                   -                 (210,491)
   Payments on note payable                                                        -                   -                 (144,651)
   Proceeds from sale of common stock                                              -                   -                  301,850
   Proceeds from contributed capital                                               -                   -                    7,500
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                        $          14,582   $          17,207  $        1,364,762
                                                                        -----------------   -----------------  ------------------


              The accompanying notes are an integral part of these consolidated financial statements.

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                Consolidated Statements of Cash Flows (Continued)
                                                   (Unaudited)

                                                                                                                      From
                                                                                                                   Inception on
                                                                              For the Three Months Ended            March 13,
                                                                                     March 31,                     1985 Through
                                                                        -------------------------------------        March 31,
                                                                              2002                2001                 2002
                                                                        -----------------   -----------------  ------------------
NET INCREASE (DECREASE) IN CASH                                         $          (1,126)  $          (2,575) $           -

CASH, BEGINNING OF PERIOD                                                           1,126               2,575              -
                                                                        -----------------   -----------------  ------------------

CASH, END OF PERIOD                                                     $          -        $           -      $           -
                                                                        =================   =================  ==================


SUPPLEMENT CASH FLOW INFORMATION

   Interest paid                                                        $          -        $          -       $           56,911
   Income tax                                                           $          -        $          -       $           -



              The accompanying notes are an integral part of these consolidated financial statements.

                                                            10

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              d.  Basic Net Loss Per Share

              The computation of basic net loss per share of common stock is based on the weighted average number of shares outstanding during the period of financial statements.

                                                                       March 31,
                                                             ----------------------------
                                                                 2002            2001
                                                             -------------  -------------
              Numerator - loss                               $     (40,182) $     (34,413)

              Denominator - weighted average number of
                shares outstanding                              17,325,427     17,325,427
                                                             -------------  -------------

              Loss per share                                 $       (0.00) $       (0.00)
                                                             =============  =============

              e.  Provision for Taxes

              At March 31, 2002, the Company had net operating loss carryforwards of approximately $2,440,000 that may be offset against future taxable income through 2022. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              i.  Additional Accounting Policies

              Additional accounting policies will be established once planned principal operations commence.

              j.  Unaudited Financial Statements

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations fo the Securities and Exchange Commission. the information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -      NOTE PAYABLE - RELATED PARTY

              In order to meet its cash flow needs, the Company has repeatedly borrowed from one of its principal directors. This note functions similar to a revolving line of credit in that it has been continually extended. Interest accrues on this note at a rate of 7% per annum. The total principal amount due on the note at both March 31, 2002 and December 31, 2001 was $382,477 and $369,277,
              respectively. Unpaid interest at March 31, 2002 and December 31, 2001 totaled $143,150 and $136,571, respectively. Because payments on the note will accelerate and be immediately due and payable if a change in control occurs, and since the Company is pursuing transactions in which it will combine with another entity, likely resulting in a change of control, the entire balance including unpaid interest has been classified as a current liability at March 31, 2002 and December 31, 2001.

NOTE 3 -      ACCRUED WAGES

              During the three months ended March 31, 2002, the Company accrued an additional $6,000 in wages payable to its president. As of March 31, 2002 and December 31, 2001, the Company has recorded total accrued wages payable to its president of $420,000 and $414,000, respectively.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


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

         The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, the risk of loss of the services of Mr. Feldman upon whom the Company is substantially dependent, adverse business conditions, the inability to locate and negotiate favorable business combinations, the inability to negotiate for an initial deposit to fund expenses associated with any potential business combination , the inability of the Company's president to continue funding the Company and other factors.

         The Company's primary activity consists of the investigation and analysis of a variety of businesses with which the Company could acquire, merge or otherwise affiliate. If the Company finds an appropriate business opportunity, it will attempt to arrange for a business combination. The primary expenses incurred in connection with the Company's activities include salary expenses of the Company's president, travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year-end audit and in connection with the investigation of potential business combination candidates, and the negotiation of acquisition agreements and related documents in connection with potential acquisitions. In the past the Company has generated funds by providing consulting services to pharmaceutical chains. This consulting was not anticipated to be an ongoing business of the Company but only a means to help fund expenses. The Company stopped providing these consulting services during the second quarter of 2000.

RESULTS OF OPERATIONS

First Quarter of 2002 Compared to first Quarter of 2001

The Company had no revenue during the first quarter of 2002 or during the first quarter of 2001. In 2000, the Company stopped providing consulting services to pharmacy chains and the Company currently has no source of revenue from operations.

Operating expenses increased 15% from $29,289 during the first quarter of 2001 to $33,604 for the first quarter of 2002. The salary expense of the Company's president remained the same at $6,000. Although the salary for the Company's president accrued as an expense, in order to help fund operations, this amount has not actually been paid to the Company's president in 2001 or 2002. Travel expenses increased 97% from $5,614 for the first quarter of 2001 to $11,077 in the first quarter of 2002. The increased travel was due to additional activity by the Company's president in investigating business opportunities in the first quarter of 2002. Legal and accounting expenses decreased 10% from $11,426 for the first quarter of 2001 to $10,314 for the first quarter of 2002. The decrease was due to slightly lower expenses in connection with the year-end audit of the Company's financial statements, in connection with expenses incurred in connection with reporting under the Securities Exchange Act of 1934, and in connection with potential business combinations.

Interest expense increased 28% from $5,124 for the first quarter of 2001 to $6,578 for the first quarter of 2002. The increase is attributable to increased debt payable to the Company's president.

FINANCIAL CONDITION

The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business activities, professional fees incurred in connection with its auditing and reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. The Company has funded its cash requirements as follows:

         (a) Although the president's salary accrues, the Company has not actually paid any salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise (the Company owed him $420,000 of accrued salary through March 31, 2002);

         (b) In prior years the Company has generated funds by providing consulting services to pharmaceutical chains. The Company stopped providing consulting services during the second quarter of 2000, and did not receive any revenue from this source during the first quarter of 2001 or 2002.

         (c) The Company's president has personally loaned funds to the Company. He loaned the Company $13,200 during the first quarter of 2002 compared to a loan of $16,500 during the first quarter of 2001. Historically loans from the Company's president have been a primary source of financing for the Company. He loaned $76,506 during 2001, $25,500 (net of repayment) during 2000, $43,168 during 1999, $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996, $21,272 during 1995, $36,149 during 1994, $81,057 during
                  1993, $44,954 during 1992 and $62,320 during 1991. Mr.
                  Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements;

         (d) The Company has funded operations on a short-term basis through increased payable due to outside vendors. The Company does not presently have any material commitments for capital expenditures.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits

                  None

         (B)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  HEALTH & LEISURE, INC.


Date May 20, 2002                                 by /S/ Robert M. Feldman
                                                     ---------------------------
                                                     Robert M. Feldman
                                                     President


Date May 20, 2002                                 by /S/ Burton Schildhouse
                                                     ---------------------------
                                                     Burton Schildhouse
                                                     Secretary and Treasurer