Form 10QSB
period 2002-06-30
HEALTH & LEISURE INC /DE/
filed 2002-08-12
CIK 774657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the transition period from __________ to ________

                        Commission file number: 0-15807

                             Health & Leisure, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                31-1190725
     -------------------------------        ---------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)


                   203 East Broad Street, Columbus, Ohio 43215
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (614) 228-2225
                           --------------------------
                           (Issuer's Telephone Number)


Check whether the Issure (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01                            17,325,427
-----------------------------                  -----------------------------
         (Class)                               (Outstanding at July 31, 2002)

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION................................................1

   ITEM 1.     FINANCIAL STATEMENTS...........................................1

       Consolidated Balance Sheets at June 30, 2002 (unaudited)
         and December 31, 2001................................................2

       Consolidated Statements of Operations (unaudited) for the
         six months ended June 30, 2002 and 2001 and from inception...........3

       Consolidated Statements of Changes in Shareholders' Equity
         (Deficit) for the period March 13, 1985 (date of inception)
         to June 30, 2002.....................................................4

       Consolidated Statements of Cash Flows for the six months
         ended June 30, 2002 and 2001 and from inception......................7

       Notes to the Consolidated Financial Statements (Unaudited).............9

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....15

PART II - OTHER INFORMATION..................................................18

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................18

SIGNATURES...................................................................19


EXHIBITS.....................................................................20

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.



                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001

                             HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                  (A Development Stage Company)
                                   Consolidated Balance Sheets


                                             ASSETS

                                                                                June 30,           December 31,
                                                                                  2002                 2001
                                                                           ------------------  -----------------
                                                                              (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                               $                -  $           1,126
                                                                           ------------------  -----------------

     Total Current Assets                                                                   -              1,126
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $                -  $           1,126
                                                                           ==================  =================


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                        $          112,740  $          99,506
   Bank overdraft                                                                       3,261                  -
   Accrued wages (Note 3)                                                             426,000            414,000
   Note payable - related parties (Note 2)                                            397,478            369,277
   Accrued interest payable - related party (Note 2)                                  149,990            136,571
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      1,089,469          1,019,354
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized of $0.01
    par value, no shares outstanding                                                        -                  -
   Common stock; 20,000,000 shares authorized of $0.01
    par value, 17,325,427 shares issued and outstanding                               173,254            173,254
   Additional paid-in capital                                                       1,213,236          1,213,236
   Deficit accumulated during the development stage                                (2,475,959)        (2,404,718)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (1,089,469)        (1,018,228)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $                -  $           1,126
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

                                             HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                                                                                        From
                                                         For the                            For the                 Inception on
                                                     Three Months Ended                Six Months Ended               March 13,
                                                         June 30,                           June 30,                1985 Through
                                             ---------------------------------   ---------------------------------     June 30,
                                                    2002              2001             2002              2001            2002
                                             ----------------  ---------------   ---------------  ----------------  ---------------
REVENUES

   Product sales                             $              -  $             -   $             -  $              -  $       297,667

   Consulting revenue                                       -                -                 -                 -          575,061
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Revenue                                          -                -                 -                 -          872,728
                                             ----------------  ---------------   ---------------  ----------------  ---------------

OPERATING EXPENSES

   Cost of goods sold                                       -                -                 -                 -          402,961
   Officer salaries                                     6,000            6,000            12,000            12,000          632,750
   General and administrative                           6,074            3,555            12,285             9,804          983,961
   Legal and accounting                                 3,826           17,344            14,140            28,770          685,628
   Travel                                               8,321            6,359            19,398            11,973          626,879
   Bad debts                                                -                -                 -                 -           38,500
   Depreciation and amortization                            -                -                 -                 -           48,216
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                                    24,221           33,258            57,823            62,547        3,418,895
                                             ----------------  ---------------   ---------------  ----------------  ---------------

LOSS FROM OPERATIONS                                  (24,221)         (33,258)          (57,823)          (62,547)      (2,546,167)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Interest income                                          -                -                 -                 -           18,111
   Interest expense                                    (6,840)          (5,124)          (13,418)          (10,248)        (233,554)
   Gain on sale of marketable securities                    -                -                 -                 -           19,590
   Other income (Note 6)                                    -                -                 -                 -           98,773
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                      (6,840)          (5,124)          (13,418)          (10,248)         (97,080)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE EXTRAORDINARY
 ITEM                                                 (31,061)         (38,382)          (71,241)          (72,795)      (2,643,247)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

EXTRAORDINARY ITEM - GAIN ON
 EXTINGUISHMENT OF DEBT                                     -                -                 -                 -          167,288
                                             ----------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                     $        (31,061) $       (38,382)  $       (71,241) $        (72,795) $    (2,475,959)
                                             ================  ===============   ===============  ================  ===============

BASIC LOSS PER SHARE                         $          (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                             ================  ===============   ===============  ================

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                       17,325,427       17,325,427        17,325,427        17,325,427
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

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                     Consolidated Statements of Stockholders' Equity (Deficit)(Continued)


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

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                     Consolidated Statements of Stockholders' Equity (Deficit)(Continued)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                 Common Stock                   Additional          During the
                                      ------------------------------------       Paid-In           Development
                                            Shares            Amount              Capital             Stage
                                      ----------------  ------------------  ------------------  ------------------
Balance, December 31, 1993                  17,325,427  $          173,254  $        1,213,236  $       (1,820,075)

Net loss for the year ended
 December 31, 1994                                   -                   -                   -             (61,810)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1994                  17,325,427             173,254           1,213,236          (1,881,885)

Net loss for the year ended
 December 31, 1995                                   -                   -                   -             (58,056)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1995                  17,325,427             173,254           1,213,236          (1,939,941)

Net loss for the year ended
 December 31, 1996                                   -                   -                   -             (63,365)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1996                  17,325,427             173,254           1,213,236          (2,003,306)

Net loss for the year ended
 December 31, 1997                                   -                   -                   -             (36,499)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1997                  17,325,427             173,254           1,213,236          (2,039,805)

Net loss for the year ended
 December 31, 1998                                   -                   -                   -             (35,559)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1998                  17,325,427             173,254           1,213,236          (2,075,364)

Net loss for the year ended
 December 31, 1999                                   -                   -                   -            (101,776)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1999                  17,325,427             173,254           1,213,236          (2,177,140)

Net loss for the year ended
 December 31, 2000                                   -                   -                   -             (80,023)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 2000                  17,325,427             173,254           1,213,236          (2,257,163)

Net loss for the year ended
 December 31, 2001                                   -                   -                   -            (147,555)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 2001                  17,325,427             173,254           1,213,236          (2,404,718)

Net loss for the six months
 ended June 30, 2002
 (unaudited)                                         -                   -                   -            (71,241)
                                      ----------------  ------------------  ------------------  -----------------

Balance, June 30, 2002
 (unaudited)                                17,325,427  $          173,254  $        1,213,236  $      (2,475,959)
                                      ================  ==================  ==================  =================


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

                                             HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)

                                                                                                                      From
                                                                                      For the                     Inception on
                                                                                 Six Months Ended                   March 13,
                                                                                      June 30,                    1985 Through
                                                                        -----------------   -----------------        June 30,
                                                                               2002               2001                2002
                                                                        -----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                             $         (71,241)  $         (72,795) $       (2,475,959)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities
     Depreciation and amortization                                                      -                   -              48,216
     Bad debt expense                                                                   -                   -              38,500
     Extraordinary item - extinguishment of debt                                        -                   -            (167,288)
     Gain on sale of marketable securities                                              -                   -             (19,590)
     Expenses recorded as note payable to officer                                       -                   -             163,275
     Common stock issued for services rendered                                          -                   -             197,000
     Other non-cash items                                                               -                   -              (4,520)
   Changes in operating assets and liabilities
     (Increase) in accounts receivable                                                  -                   -             (31,000)
     (Increase) in other assets                                                         -                   -             (11,778)
     Increase (decrease) in accounts payable                                       13,236              17,458             197,661
     Increase (decrease) in accrued expenses                                       25,418              22,248             642,614
                                                                        -----------------   -----------------  ------------------

       Net Cash (Used) by Operating Activities                                    (32,587)            (33,089)         (1,422,869)
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Offering costs for Entrepreneur, Inc.                                                -                   -              (5,059)
   Purchase of furniture and fixtures                                                   -                   -              (1,893)
   Proceeds of sales of marketable securities                                           -                   -              48,180
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Investing Activities                                        -                   -              41,228
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in bank overdraft                                                       3,261                   -               3,261
   Proceeds from exercise of warrants                                                   -                   -             630,915
   Cash receipts from note payable                                                      -                   -             388,051
   Cash receipts from note payable - shareholder                                   28,200              32,750             405,206
   Payments on note payable - shareholder                                               -                   -            (210,491)
   Payments on note payable                                                             -                   -            (144,651)
   Proceeds from sale of common stock                                                   -                   -             301,850
   Proceeds from contributed capital                                                    -                   -               7,500
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                        $          31,461   $          32,750  $        1,381,641
                                                                        -----------------   -----------------  ------------------


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

                                             HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                         Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)

                                                                                                                      From
                                                                                      For the                     Inception on
                                                                                 Six Months Ended                   March 13,
                                                                                      June 30,                    1985 Through
                                                                        -----------------   -----------------        June 30,
                                                                               2002               2001                2002
                                                                        -----------------   -----------------  ------------------
NET INCREASE (DECREASE) IN CASH                                         $          (1,126)  $            (339) $                -

CASH, BEGINNING OF PERIOD                                                           1,126               2,575                   -
                                                                        -----------------   -----------------  ------------------

CASH, END OF PERIOD                                                     $               -   $           2,236  $                -
                                                                        =================   =================  ==================


SUPPLEMENT CASH FLOW INFORMATION

   Interest paid                                                        $               -   $               -  $           56,911
   Income tax                                                           $               -   $               -  $                -



                      The accompanying notes are an integral part of these consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

         The consolidated financial statements presented are those of Health & Leisure, Inc. (Health) and its wholly-owned subsidiaries, H & L Concepts, Inc. (H & L), Amtele, Inc. (Amtele), and Venture Sum, Inc. (Venture). Collectively, they are referred to herein as the "Company."

         Health & Leisure, Inc., was incorporated on March 13, 1985, under the laws of the State of Utah as Univenture Capital Corporation (Univenture). On August 29, 1986, Univenture issued 7,700,000 shares of common stock to stockholders of Health and Leisure, Inc., a Delaware Corporation, (which subsequently changed its name to Entre Vest, Inc.) for all the outstanding stock of Health & Leisure, Inc. This transaction was treated as a recapitalization of Health & Leisure, Inc., and the financial statements of both companies were combined to reflect this transaction retroactively to March 13, 1985 (date of inception). Prior to this transaction, results of operations from January 1, 1986 through August 29, 1986 included losses of $13,000 and $77,000 for Univenture and Health & Leisure, Inc., respectively. Univenture had previously reported no income or expense for the period ended December 31, 1985. Univenture has since changed its name to Health & Leisure, Inc.

         In June 1985, H & L Concepts, Inc., an Ohio Corporation was incorporated primarily for the purpose of marketing a disposable pad that produces heat instantaneously by exothermic reaction. The markets for this product include medical, health, sports, and leisure fields. The Company sold this product for several years. The market for the heat pads did not develop on a scale anticipated by management and the sale of heat pads did not result in profitable operations. The Company is no longer actively marketing heat pads. H & L Concepts, Inc. is a wholly-owned subsidiary of the Company.

         In 1990, the Company formed Amtele, Inc., a wholly-owned Delaware subsidiary, for the purpose of marketing telecommunication services. This business was not profitable and the Company disposed of it. Amtele, Inc. has had no operations since 1992.

         In 1990, the Company formed Venture Sum, Inc., a wholly-owned Delaware subsidiary, for the purpose of searching for and combining with an existing privately-held company in a form which would result in the combined entity being a public corporation. Venture Sum, Inc. has had no operations since 1992.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         d. Basic Net Loss Per Share

         The computation of basic net loss per share of common stock is based on the weighted average number of shares outstanding during the period of financial statements.

                                                  For the                            For the
                                             Three Months Ended                 Six Months Ended
                                                  June 30,                           June 30,
                                     ---------------------------------   ---------------------------------
                                            2002              2001             2002              2001
                                     ----------------  ---------------   ---------------  ----------------
                                        (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)

         Numerator - loss            $        (31,061) $       (38,382)  $       (71,241) $        (72,795)
         Denominator - weighted
          average number of
          shares outstanding               17,325,427       17,325,427        17,325,417        17,325,417
                                     ----------------  ---------------   ---------------  ----------------

         Loss per share              $          (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                     ================  ===============   ===============  ================

         e. Provision for Taxes

         At June 30, 2002, the Company had net operating loss carryforwards of approximately $2,475,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         i. Additional Accounting Policies

         Additional accounting policies will be established once planned principal operations commence.

         j. Unaudited Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - NOTE PAYABLE - RELATED PARTY

         In order to meet its cash flow needs, the Company has repeatedly borrowed from one of its principal directors. This note functions similar to a revolving line of credit. Interest accrues on this note at a rate of 6% per annum. The total principal amount due on the note at June 30, 2002 and December 31, 2001 was $397,478 and $369,277,
         respectively. Unpaid interest at June 30, 2002 and December 31, 2001 totaled $149,990 and $136,571, respectively. Because payments on the note will accelerate and be immediately due and payable if a change in control occurs, and since the Company is pursuing transactions in which it will combine with another entity, which could result in a change of control, the entire balance including unpaid interest has been classified as a current liability at June 30, 2002 and December 31, 2001.

NOTE 3 - ACCRUED WAGES

         During the six months ended June 30, 2002, the Company accrued an additional $12,000 in wages payable to its president. As of June 30, 2002 and December 31, 2001, the Company has recorded total accrued wages payable to its president of $426,000 and $414,000, respectively.

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


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

         The Company authorized 10,000,000 shares of preferred stock, $0.01 par value, pursuant to an amendment to the Company's certificate of incorporation filed May 2, 1988. The amended certificate permits the Board of Directors to issue one or more series of the preferred stock on terms and conditions approved by the Board of Directors without further action by the stockholders. No shares of preferred stock were issued as of December 31, 2001.

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

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


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

NOTE 6 - OTHER INCOME

         On October 6, 2000, the Company executed an Agreement and Plan of Merger pertaining to a contemplated merger transaction with Big Pros, Inc. ("Big Pros"), a Florida corporation. Under the terms of this agreement as subsequently amended, Big Pros was to deposit the sum of $100,000 into the Company's bank account as a good faith deposit on the contemplated merger of the two companies. This deposit was to be used to pay down the Company's note payable to its president. Upon receipt of the funds, however, the Company elected to use the proceeds for the payment of various general and administrative expenses. The amount has been recorded as other income for the year ended December 31, 2000 since the merger is no longer anticipated to occur.

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

Results of Operations

Second Quarter of 2002 Compared to Second Quarter of 2001
and First Six Months of 2002 Compared to First Six Months of 2001

         The Company had no revenue during the second quarter of 2002 or during the second quarter of 2001. The Company had no revenue during the first six months of 2002 or during the first six months of 2001. In 2000, the Company stopped providing consulting services to pharmacy chains and the Company currently has no source of revenue from operations.

         Operating expenses decreased 27% from $33,250 during the second quarter of 2001 to $23,221 during the second quarter of 2002. Operating expenses for the first six months of 2002 also decreased 7.5% from $62,547 during the first six months of 2001 to $57,823 during the first six months of 2002.

         The primary reason for the decrease in operating expenses during the second quarter resulted from a decrease in legal and accounting expenses. Legal and accounting expenses decreased 78% from $17,344 during the second quarter of 2001 to $3,826 during the second quarter of 2002. For the first six months of 2002, legal and accounting expenses decreased 51% from $28,770 for the first six months of 2001 to $14,140 for the first six months of 2002. During the second quarter and the first six months of 2001, additional legal fees were incurred in conducting due diligence and negotiating transactions with potential business acquisition candidates, and additional expenses were incurred in 2001 in performing the audit of the year 2000 financials. During the first six months of 2002, the Company did not reach the negotiating stage with potential acquisition candidates that required more significant involvement of legal counsel.

         General and administrative expenses increased slightly from $3,555 during the second quarter of 2001 to $6,074 during the second quarter of 2002 and from $9,804 during the first six months of 2001 to $12,289 during the first six months of 2002. The salary expense of the Company's president remained the same at $6,000 for each quarter and $12,000 for the first six months of each year. Although the salary for the Company's president accrued as an expense, in order to help fund operations, this amount has not actually been paid to the Company's president in 2001 or 2002. Travel expenses increased 31% from $6,359 for the second quarter of 2001 to $8,321 for the second quarter of 2002. Travel expenses increased 62% from $11,973 for the first six months of 2001 to $19,398 for the first six months of 2002. The increases in travel were due to additional activity by the Company's president in investigating business opportunities during the first six months of 2002.

         Interest expense increased 33% from $5,124 for the second quarter of 2001 to $6,840 for the second quarter of 2002. Interest expense also increased 31% from $10,248 for the first six months of 2001 to $13,418 for the first six months of 2002. The increase is attributable to increased debt payable to the Company's president, as he loaned additional funds to the Company to help it meet its operating expenses.

Critical Accounting Policies and Assumptions

         The Company's financial statements are prepared on the assumption that the Company is a going concern. However, the Company has not had revenue from operations during 2001 and 2002 and it does not have other significant assets. If the Company's president, Mr. Feldman, does not continue to loan funds to it, the Company's operations will terminate. If the Company was not accounted for on a going concern basis, then it would have insufficient assets to pay its liabilities, including accrued salary owed to its president and debt borrowed from its president.

         Although the Company had net operating loss carry-forwards at June 30, 2002 of approximately $2,475,000 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not currently have net income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result, certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire unutilized.

         Currently, $547,468 of debt (and accrued interest) to the Company's president is reflected as a current liability on the Company's financial statements. The promissory note evidencing the debt provides for the debt to be accelerated if a change in control occurs. In recording all of this debt as a current liability, management has made the assumption that it will be able to complete a transaction with a suitable acquisition candidate within a one-year time period so that the note becomes due and payable. There is no assurance an acquisition can occur during this time frame.

Financial Condition

         The Company does not presently have any material commitments for capital expenditures. The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business activities, professional fees incurred in connection with its auditing and reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. The Company has funded its cash requirements as follows:

         (a) Although the president's salary accrues, the Company has not actually paid any salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise (the Company owed him $426,000 of accrued salary through June 30, 2002);

         (b) In prior years the Company has generated funds by providing consulting services to pharmaceutical chains. The Company stopped providing consulting services during the second quarter of 2000, and did not receive any revenue from this source during the first six months of 2001 or 2002;

         (c) The Company's president has personally loaned funds to the Company. He loaned the Company $28,200 during the first six months of 2002 compared to a loan of $32,750 during the first six months of 2001. Historically loans from the Company's president have been a primary source of financing for the Company. He loaned $76,506 during 2001, $25,500 (net of repayment) during 2000, $43,168 during 1999, $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996, $21,272 during 1995, $36,149 during 1994, $81,057 during 1993,
$44,954 during 1992 and $62,320 during 1991. As of June 30, 2002, principal and interest on debt owed to the Company's president amounted to $547,468. All of this debt has been classified as a current liability on the Company's balance sheet because it all becomes due and payable at the time an acquisition is completed and a change in control occurs. The loan bears interest at the rate of 6% per annum. Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements;

         (d) The Company has funded operations on a short-term basis through increased payables due to outside vendors; and

         (e) In the past, the Company has funded the expenses of an acquisition by obtaining a cash deposit from an acquisition candidate. During 2001 and 2002, none of the company's discussions with acquisition candidates reached the stage in which a deposit would be made. There can be no assurance that the Company can arrange for such deposits in the future. Company management has found that by requesting a good faith deposit, acquisition candidates who are not serious, or who have a material problem that would prevent consummation of the acquisition, tend to terminate discussions. This has resulted in expense savings since the Company has not needed to incur significant legal expenses in pursuing those transactions.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                  (A)      Exhibits.

                           Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (B)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  HEALTH & LEISURE, INC.


Date:  August 12, 2002                            /s/ Robert M. Feldman
                                                  ------------------------------
                                                  Robert M. Feldman, President


Date:  August 12, 2002                            /s/ Burton Schildhouse
                                                  ------------------------------
                                                  Burton Schildhouse,
                                                  Secretary and Treasurer