Form 10QSB
period 2002-09-30
HEALTH & LEISURE INC /DE/
filed 2002-11-04
CIK 774657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01                            17,325,427
-----------------------------                ---------------------------------
         (Class)                             (Outstanding at October 31, 2002)

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION................................................1

   ITEM 1.     FINANCIAL STATEMENTS...........................................1

       Consolidated Balance Sheets at September 30, 2002 (unaudited)
         and December 31, 2001................................................2

       Consolidated Statements of Operations (unaudited) for the
         nine months ended September 30, 2002 and 2001 and from inception.....3

       Consolidated Statements of Changes in Shareholders' Equity
         (Deficit) for the period March 13, 1985 (date of inception)
         to September 30, 2002................................................4

       Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2002 and 2001 and from inception.................7

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


EXHIBITS.....................................................................20

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.



                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001

                             HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                  (A Development Stage Company)
                                   Consolidated Balance Sheets


                                             ASSETS

                                                                             September 30,       December 31,
                                                                                 2002                2001
                                                                           ------------------  -----------------
                                                                              (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                               $                -  $           1,126
                                                                           ------------------  -----------------

     Total Current Assets                                                                   -              1,126
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $                -  $           1,126
                                                                           ==================  =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                        $          116,063  $          99,506
   Bank overdraft                                                                       4,115                  -
   Accrued wages                                                                      432,000            414,000
   Note payable - related parties                                                     408,777            369,277
   Accrued interest payable - related party                                           156,995            136,571
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      1,117,950          1,019,354
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized of $0.01
    par value, no shares outstanding                                                        -                  -
   Common stock; 20,000,000 shares authorized of $0.01
    par value, 17,325,427 shares issued and outstanding                               173,254            173,254
   Additional paid-in capital                                                       1,213,236          1,213,236
   Deficit accumulated during the development stage                                (2,504,440)        (2,404,718)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (1,117,950)        (1,018,228)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $                -  $           1,126
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

                                                         2

                                             HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                                                                                        From
                                                         For the                            For the                 Inception on
                                                     Three Months Ended                Nine Months Ended              March 13,
                                                        September 30,                      September 30,             1985 Through
                                             ---------------------------------   ---------------------------------   September 30,
                                                    2002              2001             2002              2001            2002
                                             ----------------  ---------------   ---------------  ----------------  ---------------
REVENUES

   Product sales                             $              -  $             -   $             -  $              -  $       297,667

   Consulting revenue                                       -                -                 -                 -          575,061
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Revenue                                          -                -                 -                 -          872,728
                                             ----------------  ---------------   ---------------  ----------------  ---------------

OPERATING EXPENSES

   Cost of goods sold                                       -                -                 -                 -          402,961
   Officer salaries                                     6,000            6,000            18,000            18,000          638,750
   General and administrative                           4,588            4,115            16,873            13,919          988,550
   Legal and accounting                                 3,136            4,068            17,276            32,838          688,764
   Travel                                               7,750           22,651            27,148            34,624          634,629
   Bad debts                                                -                -                 -                 -           38,500
   Depreciation and amortization                            -                -                 -                 -           48,216
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                                    21,474           36,834            79,297            99,381        3,440,370
                                             ----------------  ---------------   ---------------  ----------------  ---------------

LOSS FROM OPERATIONS                                  (21,474)         (36,834)          (79,297)          (99,381)      (2,567,642)
                                             ----------------  ---------------   ---------------  ----------------  ----------------

OTHER INCOME (EXPENSE)

   Interest income                                          -                -                 -                 -           18,111
   Interest expense                                    (7,006)          (5,124)          (20,425)          (15,372)        (240,560)
   Gain on sale of marketable securities                    -                -                 -                 -           19,590
   Other income (Note 6)                                    -                -                 -                 -           98,773
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                      (7,006)          (5,124)          (20,425)          (15,372)        (104,086)
                                             ----------------  ---------------   ---------------  ----------------  ----------------

LOSS BEFORE EXTRAORDINARY ITEM                        (28,480)         (41,958)          (99,722)         (114,753)      (2,671,728)
                                             ----------------  ---------------   ---------------  ----------------  ----------------

EXTRAORDINARY ITEM - GAIN ON
 EXTINGUISHMENT OF DEBT                                     -                -                 -                 -          167,288
                                             ----------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                     $        (28,480) $       (41,958)  $       (99,722) $       (114,753) $    (2,504,440)
                                             ================  ===============   ===============  ================  ===============

BASIC LOSS PER SHARE                         $          (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                             ================  ===============   ===============  ================

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                       17,325,427       17,325,427        17,325,427        17,325,427
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

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                    Deficit
                                                                                                   Accumulated
                                                  Common Stock                  Additional          During the
                                      ------------------------------------       Paid-In            Development
                                            Shares            Amount              Capital             Stage
                                      ----------------  ------------------  ------------------  ------------------
Balance, December 31, 1993                  17,325,427  $          173,254  $        1,213,236  $       (1,820,075)

Net loss for the year ended
 December 31, 1994                                   -                   -                   -             (61,810)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1994                  17,325,427             173,254           1,213,236          (1,881,885)

Net loss for the year ended
 December 31, 1995                                   -                   -                   -             (58,056)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1995                  17,325,427             173,254           1,213,236          (1,939,941)

Net loss for the year ended
 December 31, 1996                                   -                   -                   -             (63,365)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1996                  17,325,427             173,254           1,213,236          (2,003,306)

Net loss for the year ended
 December 31, 1997                                   -                   -                   -             (36,499)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1997                  17,325,427             173,254           1,213,236          (2,039,805)

Net loss for the year ended
 December 31, 1998                                   -                   -                   -             (35,559)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1998                  17,325,427             173,254           1,213,236          (2,075,364)

Net loss for the year ended
 December 31, 1999                                   -                   -                   -            (101,776)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 1999                  17,325,427             173,254           1,213,236          (2,177,140)

Net loss for the year ended
 December 31, 2000                                   -                   -                   -             (80,023)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 2000                  17,325,427             173,254           1,213,236          (2,257,163)

Net loss for the year ended
 December 31, 2001                                   -                   -                   -            (147,555)
                                      ----------------  ------------------  ------------------  ------------------

Balance, December 31, 2001                  17,325,427             173,254           1,213,236          (2,404,718)

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                                         -                   -                   -             (99,722)
                                      ----------------  ------------------  ------------------  -------------------

Balance, September 30, 2002
 (unaudited)                                17,325,427  $          173,254  $        1,213,236  $       (2,504,440)
                                      ================  ==================  ==================  ===================


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

                                                        6

                                             HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)

                                                                                                                    From
                                                                                     For the                     Inception on
                                                                                 Nine Months Ended                 March 13,
                                                                                    September 30,                 1985 Through
                                                                        -------------------------------------     September 30,
                                                                               2002               2001                2002
                                                                        -----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                             $         (99,722)  $        (114,753) $       (2,504,440)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities
     Depreciation and amortization                                                      -                   -              48,216
     Bad debt expense                                                                   -                   -              38,500
     Extraordinary item - extinguishment of debt                                        -                   -            (167,288)
     Gain on sale of marketable securities                                              -                   -             (19,590)
     Expenses recorded as note payable to officer                                       -                   -             163,275
     Common stock issued for services rendered                                          -                   -             197,000
     Other non-cash items                                                               -                   -              (4,520)
   Changes in operating assets and liabilities
     (Increase) in accounts receivable                                                  -                   -             (31,000)
     (Increase) in other assets                                                         -                   -             (11,778)
     Increase (decrease) in accounts payable                                       16,557              27,163             200,982
     Increase (decrease) in accrued expenses                                       38,424              33,372             655,620
                                                                        -----------------   -----------------  ------------------

       Net Cash (Used) by Operating Activities                                    (44,741)            (54,218)         (1,435,023)
                                                                        -----------------   -----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Offering costs for Entrepreneur, Inc.                                                -                   -              (5,059)
   Purchase of furniture and fixtures                                                   -                   -              (1,893)
   Proceeds of sales of marketable securities                                           -                   -              48,180
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Investing Activities                                        -                   -              41,228
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in bank overdraft                                                       4,115               2,138               4,115
   Proceeds from exercise of warrants                                                   -                   -             630,915
   Cash receipts from note payable                                                      -                   -             388,051
   Cash receipts from note payable - shareholder                                   39,500              49,505             416,506
   Payments on note payable - shareholder                                               -                   -            (210,491)
   Payments on note payable                                                             -                   -            (144,651)
   Proceeds from sale of common stock                                                   -                   -             301,850
   Proceeds from contributed capital                                                    -                   -               7,500
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                        $          43,615   $          51,643  $        1,393,795
                                                                        -----------------   -----------------  ------------------


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

                                             HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)

                                                                                                                    From
                                                                                     For the                     Inception on
                                                                                 Nine Months Ended                 March 13,
                                                                                    September 30,                 1985 Through
                                                                        -------------------------------------     September 30,
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

                                                         8

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2002, the Company's current liabilities exceed its current assets, and the Company experienced a loss for the period. It is the intent of the Company to continue to seek a merger with an existing operating company. However, there is no guarantee that the Company will be able to achieve its goals or continue as a going concern.

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

Results of Operations

Third Quarter of 2002 Compared to Third Quarter of 2001
and First Nine Months of 2002 Compared to First Nine Months of 2001

         The Company had no revenue during the third quarter of 2002 or during the third quarter of 2001. The Company had no revenue during the first nine months of 2002 or during the first nine months of 2001. In 2000, the Company stopped providing consulting services to pharmacy chains and the Company currently has no source of revenue from operations.

         Operating expenses decreased 41% from $36,834 during the third quarter of 2001 to $21,474 during the third quarter of 2002. Operating expenses for the first nine months of 2002 also decreased 20% from $99,381 during the first nine months of 2001 to $79,297 during the first nine months of 2002.

         The primary reason for the decrease in operating expenses during the third quarter resulted from a decrease in travel expenses. Travel expenses decreased 65% from $22,651 during the third quarter of 2001 to $7,750 during the third quarter of 2002. For the first nine months of 2002, travel expenses decreased 21% from $34,624 for the first nine months of 2001 to $27,148 for the first nine months of 2002. The decreases in travel were due to decreased activities during the same reporting periods of activities by the company's president in investigating business activities. Legal and accounting expenses decreased 23% from $4,068 during the third quarter of 2001 to $3,136 during the third quarter of 2002. For the first nine months of 2002, legal and accounting expenses decreased 47% from $32,838 for the first nine months of 2001 to $17,276 for the first nine months of 2002. During the third quarter and the first nine months of 2001, additional legal fees were incurred in conducting due diligence and negotiating transactions with potential business acquisition candidates, and additional expenses were incurred in 2001 in performing the audit of the year 2000 financials. During the first nine months of 2002, the Company did not reach the negotiating stage with potential acquisition candidates that required more significant involvement of legal counsel.

         General and administrative expenses increased slightly from $4,115 during the third quarter of 2001 to $4,588 during the third quarter of 2002 and from $13,919 during the first nine months of 2001 to $16,873 during the first nine months of 2002. The salary expense of the Company's president remained the same at $6,000 for each quarter and $18,000 for the first nine months of each year. Although the salary for the Company's president accrued as an expense, in order to help fund operations, this amount has not actually been paid to the Company's president in 2001 or 2002.

         Interest expense increased 36% from $5,124 for the third quarter of 2001 to $7,006 for the third quarter of 2002. Interest expense also increased 32% from $15,372 for the first nine months of 2001 to $20,425 for the first nine months of 2002. The increase is attributable to increased debt payable to the Company's president, as he loaned additional funds to the Company to help it meet its operating expenses.

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

         Although the Company had net operating loss carry-forwards at September 30, 2002 of approximately $2,475,000 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not currently have net income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result, certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire unutilized.

         As of September 30, 2002, $565,772 of debt (and accrued interest) to the Company's president is reflected as a current liability on the Company's financial statements. The promissory note evidencing the debt provides for the debt to be accelerated if a change in control occurs. In recording all of this debt as a current liability, management has made the assumption that it will be able to complete a transaction with a suitable acquisition candidate within a one-year time period so that the note becomes due and payable. There is no assurance an acquisition can occur during this time frame.

Financial Condition

         The Company does not presently have any material commitments for capital expenditures. The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business activities, professional fees incurred in connection with its auditing and reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. The Company has funded its cash requirements as follows:

         (a) Although the president's salary accrues, the Company has not actually paid any salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise (the Company owed him $432,000 of accrued salary through September 30, 2002);

         (b) In prior years the Company has generated funds by providing consulting services to pharmaceutical chains. The Company stopped providing consulting services during the second quarter of 2000, and did not receive any revenue from this source during the first nine months of 2001 or 2002;

         (c) The Company's president has personally loaned funds to the Company. He loaned the Company $39,500 during the first nine months of 2002 compared to a loan of $49,505 during the first nine months of 2001. Historically loans from the Company's president have been a primary source of financing for the Company. He loaned $76,506 during 2001, $25,500 (net of repayment) during 2000, $43,168 during 1999, $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996, $21,272 during 1995, $36,149 during 1994, $81,057 during 1993,
$44,954 during 1992 and $62,320 during 1991. As of September 30, 2002, principal and interest on debt owed to the Company's president amounted to $565,772. All of this debt has been classified as a current liability on the Company's balance sheet because it all becomes due and payable at the time an acquisition is completed and a change in control occurs. The loan bears interest at the rate of 6% per annum. Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements;

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                  (A)      Exhibits.

                           Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (B)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  HEALTH & LEISURE, INC.


Date:  November 4, 2002                           /s/ Robert M. Feldman
                                                  ------------------------------
                                                  Robert M. Feldman, President


Date:  November 4, 2002                           /s/ Burton Schildhouse
                                                  ------------------------------
                                                  Burton Schildhouse,
                                                  Secretary and Treasurer