Form 10KSB/A
period 2002-12-31
HEALTH & LEISURE INC /DE/
filed 2003-05-13
CIK 774657

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-KSB/A

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

 3(Z)        Cognovit Promissory Note dated as of             Form 10-KSB for the year ended December 31, 2002.
             February 1, 2003 from H&L Concepts, Inc.
             to Robert M. Feldman and guaranteed by
             Health & Leisure, Inc.

 3(AA)       Amendment dated as of February 1, 2003           Form 10-KSB for the year ended December 31, 2002.
             to Cognovit Promissory Note and
             Consolidation, Amendment and Replacement
             of Former Notes, dated as of March 1,
             2002 from H & L Concepts, Inc. to Robert
             M. Feldman

   4         Independent Auditor's Report                     Contained herein.

   5         List of Subsidiaries                             Form 10-KSB for the year ended December 31, 2002.

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

                                         HEALTH & LEISURE, INC.


Date:  May 6, 2003                       By   /s/ Robert M. Feldman
                                            --------------------------------
                                            Robert M. Feldman, President,
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                              Date
     ---------                     -----                              ----

/s/ Robert M. Feldman     President, Chief Executive           May 6, 2003
-----------------------   Officer, and Chairman (Principal
Robert M. Feldman         Executive Officer)


/s/ Burton Schildhouse*   Secretary, Treasurer and Director,   May 6, 2003
-----------------------   (Principal Financial Officer)
Burton Schildhouse*


/s/ Arthur Aaronson*      Director                             May 6, 2003
-----------------------
Arthur Aaronson*


/s/ Donald S. Franklin*   Director                             May 6, 2003
-----------------------
Donald S. Franklin*


/s/ James S. Koroloff*    Director                             May 6, 2003
-----------------------
James S. Koroloff*

         *The undersigned, by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.


By      /s/ Robert M. Feldman                                  May 6, 2003
        -------------------------
         Robert M. Feldman,
         Attorney-in-Fact

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

     (10)               3(Z)        Cognovit Promissory Note dated as of       Form 10-KSB for the year ended
                                    February 1, 2003 from H&L Concepts, Inc.   December 31, 2002.
                                    to Robert M. Feldman and guaranteed by
                                    Health & Leisure, Inc.

     (10)               3(AA)       Amendment dated as of February 1, 2003     Form 10-KSB for the year ended
                                    to Cognovit Promissory Note and            December 31, 2002.
                                    Consolidation, Amendment and Replacement
                                    of Former Notes, dated as of March 1,
                                    2002 from H & L Concepts, Inc. to Robert
                                    M. Feldman

     (23)                 4         Independent Auditor's Report               Contained herein.

     (21)                 5         List of Subsidiaries                       Form 10-KSB for the year ended
                                                                               December 31, 2002.

     (24)                 6         Powers of Attorney                         Form 10-KSB for the year ended
                                                                               December 31, 2001.

     (99)                 7         Certification Pursuant to Section 906 of   Filed herewithin.
                                    the Sarbanes-Oxley Act of 2002


               [Remainder of page intentionally left blank.]

                                 CERTIFICATIONS

         I, Robert M. Feldman, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Health & Leisure, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003


/s/ Robert M. Feldman
-----------------------------
Robert M. Feldman
Chief Executive Officer

                                 CERTIFICATIONS

         I, Burton Schildhouse, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Health & Leisure, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003


/s/ Burton Schildhouse
-----------------------------
Burton Schildhouse
Chief Financial Officer