Form 10QSB
period 2003-03-31
HEALTH & LEISURE INC /DE/
filed 2003-05-20
CIK 774657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01                            17,325,427
-----------------------------                ---------------------------------
         (Class)                             (Outstanding at April 30, 2003

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION................................................1

   ITEM 1.     FINANCIAL STATEMENTS...........................................1

       Consolidated Balance Sheets at March 31, 2003 (unaudited)
         and December 31, 2002................................................1

       Consolidated Statements of Operations (unaudited) for the
         three months ended March 31, 2003 and 2002 and from
         March 13, 1985 (date of inception) to March 31, 2003.................2

       Consolidated Statements of Changes in Shareholders' Equity
         (Deficit) (Unaudited) for the period March 13, 1985
         (date of inception) to March 31, 2003................................5

       Consolidated Statements of Cash Flows (Unaudited) for the
         three months ended March 31, 2003 and 2002 and from
         March 13, 1985 (date of inception) to March 31, 2003...............6-7

       Notes to the Consolidated Financial Statements (Unaudited)..........9-11

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....12

PART II - OTHER INFORMATION..................................................12

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................13

Certifications for quarterly report on Form 10-QSB........................14-15

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.


                             HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                  (A Development Stage Company)
                                   Consolidated Balance Sheets


                                     ASSETS

                                                                                March 31,        December 31,
                                                                                 2003                2002
                                                                           ------------------  -----------------
                                                                              (Unaudited)
CURRENT ASSETS
   Cash                                                                    $                -  $               -
                                                                           ------------------  -----------------
     Total Current Assets                                                                   -                  -
                                                                           ------------------  -----------------
     TOTAL ASSETS                                                          $                -  $               -
                                                                           ==================  =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                        $          118,617  $         118,770
   Bank overdraft                                                                         404                132
   Accrued wages                                                                      444,000            438,000
   Note payable - related party                                                       401,877            394,877
   Accrued interest payable - related party                                           170,226            163,254
                                                                           ------------------  -----------------
     Total Current Liabilities                                                      1,135,124          1,115,033
                                                                           ------------------  -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized of $0.01
    par value, no shares outstanding                                                        -                  -
   Common stock; 20,000,000 shares authorized of $0.01
    par value, 17,325,427 shares issued and outstanding                               173,254            173,254
   Additional paid-in capital                                                       1,213,236          1,213,236
   Deficit accumulated during the development stage                                (2,521,614)        (2,501,523)
                                                                           ------------------  -----------------
     Total Stockholders' Equity (Deficit)                                          (1,135,124)        (1,115,033)
                                                                           ------------------  -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $                -  $               -
                                                                           ==================  =================


            The accompanying notes are an integral part of these consolidated financial statements.

                                                        1

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Operations
                                                   (Unaudited)

                                                                                                                      From
                                                                                         For the                   Inception on
                                                                                    Three Months Ended               March 13,
                                                                                         March 31,                 1985 Through
                                                                           ----------------------------------         March 31,
                                                                                 2003               2002                2003
                                                                           --------------       -------------      --------------
REVENUES

   Product sales                                                           $            -       $           -      $      297,667
   Consulting revenue                                                               9,720                   -             615,231
                                                                           --------------       -------------      --------------
     Total Revenue                                                                  9,720                   -             912,898

                                                                           --------------       -------------      --------------
OPERATING EXPENSES

   Cost of goods sold                                                                   -                   -             402,961
   Officer salaries                                                                 6,000               6,000             650,750
   General and administrative                                                       5,249               6,213           1,000,309
   Legal and accounting                                                             3,290              10,314             691,775
   Travel                                                                           8,301              11,077             651,974
   Bad debts                                                                            -                   -              38,500
   Depreciation and amortization                                                        -                   -              48,216
                                                                           --------------       -------------      --------------
     Total Expenses                                                                22,840              33,604           3,484,485
                                                                           --------------       -------------      --------------
LOSS FROM OPERATIONS                                                              (13,120)            (33,604)         (2,571,587)
                                                                           --------------       -------------      --------------
OTHER INCOME (EXPENSE)

   Interest income                                                                      -                   -              18,111
   Interest expense                                                                (6,971)             (6,578)           (253,789)
   Gain on sale of marketable securities                                                -                   -              19,590
   Other income                                                                         -                   -              98,773
                                                                           --------------       -------------      --------------
     Total Other Income (Expense)                                                  (6,971)             (6,578)           (117,315)
                                                                           --------------       -------------      --------------
LOSS BEFORE EXTRAORDINARY ITEM                                                    (20,091)            (40,182)         (2,688,902)
                                                                           --------------       -------------      --------------
EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT                                     -                   -             167,288
                                                                           --------------       -------------      --------------
NET LOSS                                                                   $      (20,091)      $     (40,182)     $   (2,521,614)
                                                                           ==============       =============      ==============

BASIC LOSS PER SHARE                                                       $        (0.00)      $       (0.00)
                                                                           ==============       =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                            17,325,427          17,325,427
                                                                           ==============       =============

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

                                                            2

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                      Common Stock                  Additional         During the
                                             -----------------------------           Paid-In           Development
                                              Shares             Amount              Capital             Stage
                                             ---------         -----------         -----------        ------------
Balance at inception on
 March 13, 1985                                      -         $         -         $         -        $          -

Proceeds from initial issuance
 of common stock on March 13,
 1985 at $0.02 per share                       300,000               3,000               3,000                   -

Retroactive effect of
 recapitalization                            7,700,000              77,000              (3,000)            (27,049)

Net loss for the period ended
 December 31, 1985                                   -                   -                   -             (96,722)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1985                   8,000,000              80,000                   -            (123,771)
Common shares issued for
 cash at $0.10 per share                     1,000,000              10,000              90,000                   -

Proceeds from exercise of
 Series A Warrants at
 $0.99 per share                               625,427               6,254             614,661                   -

Stock offering costs                                 -                   -             (25,610)                  -

Net loss for the year ended
 December 31, 1986                                   -                   -                   -            (230,969)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1986                   9,625,427              96,254             679,051            (354,740)

Proceeds from exercise of
 options at $0.01 per share                    140,000               1,400                (550)                  -

Proceeds from exercise of
 Series A Warrants at
 $1.00 per share                                10,000                 100               9,900                   -

Common shares issued
 pursuant to finders fee
 agreement at $0.01 per share                  200,000               2,000                   -                   -

Cost incurred in obtaining
 working capital                                     -                   -             (25,580)                  -

Net loss for the year ended
 December 31, 1987                                   -                   -                   -            (374,614)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1987                   9,975,427         $    99,754         $   662,821        $   (729,354)
                                             ---------         -----------         -----------        ------------



              The accompanying notes are an integral part of these consolidated financial statements.

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                      Common Stock                  Additional         During the
                                             -----------------------------           Paid-In           Development
                                              Shares             Amount              Capital             Stage
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1987                   9,975,427         $    99,754         $   662,821        $   (729,354)

Dividend - 498,771 shares
 of Entrepreneur, Inc.                               -                   -                   -             (14,689)

Net loss for the year ended
 December 31, 1988                                   -                   -                   -            (242,711)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1988                   9,975,427              99,754             662,821            (986,754)

Common stock issued in lieu
 of debt at $0.06 per share                  2,000,000              20,000             100,000                   -

Common stock issued for cash
 at $0.07 per share                          1,500,000              15,000              95,000                   -

Contribution of capital                              -                   -             106,415                   -

Net loss for the year ended
 December 31, 1989                                   -                   -                   -            (156,153)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1989                  13,475,427             134,754             964,236          (1,142,907)

Common stock issued for cash
 at $0.07 per share                          3,850,000              38,500             241,500                   -

Net loss for the year ended
 December 31, 1990                                   -                   -                   -            (490,642)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1990                  17,325,427             173,254           1,205,736          (1,633,549)

Net loss for the year ended
 December 31, 1991                                   -                   -                   -             (22,323)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1991                  17,325,427             173,254           1,205,736          (1,655,872)

Net loss for the year ended
 December 31, 1992                                   -                   -                   -             (78,322)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1992                  17,325,427             173,254           1,205,736          (1,734,194)

Contributed capital                                  -                   -               7,500                   -

Net loss for the year ended
 December 31, 1993                                   -                   -                   -             (85,881)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1993                  17,325,427         $   173,254         $ 1,213,236        $ (1,820,075)
                                             ---------         -----------         -----------        ------------


             The accompanying notes are an integral part of these consolidated financial statements.

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                      Common Stock                  Additional         During the
                                             -----------------------------           Paid-In           Development
                                              Shares             Amount              Capital             Stage
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1993                  17,325,427         $   173,254         $ 1,213,236        $ (1,820,075)

Net loss for the year ended
 December 31, 1994                                   -                   -                   -             (61,810)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1994                  17,325,427             173,254           1,213,236          (1,881,885)

Net loss for the year ended
 December 31, 1995                                   -                   -                   -             (58,056)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1995                  17,325,427             173,254           1,213,236          (1,939,941)

Net loss for the year ended
 December 31, 1996                                   -                   -                   -             (63,365)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1996                  17,325,427             173,254           1,213,236          (2,003,306)

Net loss for the year ended
 December 31, 1997                                   -                   -                   -             (36,499)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1997                  17,325,427             173,254           1,213,236          (2,039,805)

Net loss for the year ended
 December 31, 1998                                   -                   -                   -             (35,559)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1998                  17,325,427             173,254           1,213,236          (2,075,364)

Net loss for the year ended
 December 31, 1999                                   -                   -                   -            (101,776)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 1999                  17,325,427             173,254           1,213,236          (2,177,140)

Net loss for the year ended
 December 31, 2000                                   -                   -                   -             (80,023)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 2000                  17,325,427             173,254           1,213,236          (2,257,163)

Net loss for the year ended
 December 31, 2001                                   -                   -                   -            (147,555)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 2001                  17,325,427             173,254           1,213,236          (2,404,718)

Net loss for the year ended
 December 31, 2002                                   -                   -                   -             (96,805)
                                             ---------         -----------         -----------        ------------
Balance, December 31, 2002                  17,325,427             173,254           1,213,236          (2,501,523)

Net loss for the three months ended
 March 31, 2003 (unaudited)                          -                   -                   -             (20,091)
                                             ---------         -----------         -----------        ------------
Balance, March 31, 2003
 (unaudited)                                17,325,427         $   173,254         $ 1,213,236        $ (2,521,614)
                                            ==========         ===========         ===========        ============



                The accompanying notes are an integral part of these consolidated financial statements.

                                                           5

                                    HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                                                                                     From
                                                                                       For the                    Inception on
                                                                                 Three Months Ended                 March 13,
                                                                                      March 31,                   1985 Through
                                                                        ------------------------------------       March 31,
                                                                               2003               2002                2003
                                                                        ----------------   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $         (20,091)  $         (40,182) $       (2,521,614)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                                      -                   -              48,216
     Bad debt expense                                                                   -                   -              38,500
     Extraordinary item - extinguishment of debt                                        -                   -            (167,288)
     Gain on sale of marketable securities                                              -                   -             (19,590)
     Expenses recorded as note payable to officer                                       -                   -             163,275
     Common stock issued for services rendered                                          -                   -             197,000
     Other non-cash items                                                               -                   -              (4,520)
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                                    -                   -             (31,000)
     Increase in other assets                                                           -                   -             (11,778)
     Increase (decrease) in accounts payable                                         (153)             11,896             203,669
     Increase in accrued expenses                                                  12,972              12,578             680,850
                                                                        -----------------   -----------------  ------------------

       Net Cash Used by Operating Activities                                       (7,272)            (15,708)         (1,424,280)
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Offering costs for Entrepreneur, Inc.                                                -                   -              (5,059)
   Purchase of furniture and fixtures                                                   -                   -              (1,893)
   Proceeds of sales of marketable securities                                           -                   -              48,180
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Investing Activities                                        -                   -              41,228
                                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in bank overdraft                                                         272               1,382                 272
   Proceeds from exercise of warrants                                                   -                   -             630,915
   Cash receipts from note payable                                                      -                   -             388,051
   Cash receipts from note payable - shareholder                                    7,000              13,200             409,606
   Payments on note payable - shareholder                                               -                   -            (210,491)
   Payments on note payable                                                             -                   -            (144,651)
   Proceeds from sale of common stock                                                   -                   -             301,850
   Proceeds from contributed capital                                                    -                   -               7,500
                                                                        -----------------   -----------------  ------------------

       Net Cash Provided by Financing Activities                        $           7,272   $          14,582  $        1,383,052
                                                                        -----------------   -----------------  ------------------

                       The accompanying notes are an integral part of these consolidated financial statements.

                                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                Consolidated Statements of Cash Flows (Continued)
                                                   (Unaudited)
                                                                                                                     From
                                                                                       For the                    Inception on
                                                                                 Three Months Ended                 March 13,
                                                                                      March 31,                   1985 Through
                                                                        ------------------------------------       March 31,
                                                                               2003               2002                2003
                                                                        ----------------   -----------------  ------------------
NET INCREASE (DECREASE) IN CASH                                         $               -   $          (1,126) $                -
                                                                        -----------------   -----------------  ------------------

CASH, BEGINNING OF PERIOD                                                               -               1,126                   -
                                                                        -----------------   -----------------  ------------------
CASH, END OF PERIOD                                                     $               -   $               -  $                -
                                                                        =================   =================  ==================


SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest                                                 $               -   $               -  $           56,911
   Cash paid for income taxes                                             $               -   $               -  $                -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCIING ACTIVITIES

   Common stock issued for sevices rendered                               $               -   $               -  $          197,000




                         The accompanying notes are an integral part of these consolidated financial statements.

                                                                    7

                     HEALTH & LEISURE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include seeking out and consummating a merger or similar transaction with an existing, operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         The Company's primary activity consists of the investigation and analysis of a variety of businesses with which the Company could acquire, merge or otherwise affiliate. If the Company finds an appropriate business opportunity, it will attempt to arrange for a business combination. The primary expenses incurred in connection with the Company's activities include salary expenses of the Company's president, travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and in connection with the investigation of potential business combination candidates, and the negotiation of acquisition agreements and related documents in connection with potential acquisitions. In the past the Company has generated funds by providing consulting services to pharmaceutical chains. This consulting was not anticipated to be an ongoing business of the Company but only a means to help fund expenses. The Company stopped providing these consulting services during the second quarter of 2000 and began again providing the services in the fourth quarter of 2002.

Results of Operations

First Quarter of 2003 Compared to First Quarter of 2002

         The Company had revenue of $9,720 during the first quarter of 2003 and no revenue during the first quarter of 2002. In 2000, the Company had stopped providing consulting services to pharmacy chains and the Company had no source of revenue from operations, this began again in the fourth quarter of 2002.

         Operating expenses decreased 32% from $33,604 during the first quarter of 2002 to $22,840 during the first quarter of 2003.

         The primary reason for the decrease in operating expenses during the first quarter resulted from a decrease in travel expenses and legal and accounting. Travel expenses decreased 25% from $11,077 during the first quarter of 2002 to $8,301 during the first quarter of 2003. The decreases in travel were due to decreased activities during the same reporting periods of activities by the company's president in investigating business activities. Legal and accounting expenses decreased 68% from $10,314 during the first quarter of 2002 to $3,290 during the first quarter of 2003.

         General and administrative expenses decreased 15% from $6,213 during the first quarter of 2002 to $5,249 during the first quarter of 2003. The salary expense of the Company's president remained the same at $6,000 for each quarter. Although the salary for the Company's president accrued as an expense, in order to help fund operations, this amount has not actually been paid to the Company's president in 2002 or 2003.

         Interest expense increased 6% from $6,578 for the first quarter of 2002 to $6,971 for the first quarter of 2003. The increase is attributable to increased debt payable to the Company's president, as he loaned additional funds to the Company to help it meet its operating expenses.

Critical Accounting Policies and Assumptions

         The Company's financial statements are prepared on the assumption that the Company is a going concern. However, the Company has not had revenue from operations, other than consulting services, during 2002 and 2003 and it does not have other significant assets. If the Company's president, Mr. Feldman, does not continue to loan funds to it, the Company's operations will terminate. If the Company was not accounted for on a going concern basis, then it would have insufficient assets to pay its liabilities, including accrued salary owed to its president and debt borrowed from its president.

         Although the Company had net operating loss carry-forwards at March 31, 2003 of approximately $1,670,000 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not currently have net income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result, certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire unutilized.

         As of March 31, 2003, $572,103 of debt (and accrued interest) to the Company's president is reflected as a current liability on the Company's financial statements. The promissory note evidencing the debt provides for the debt to be accelerated if a change in control occurs. In recording all of this debt as a current liability, management has made the assumption that it will be able to complete a transaction with a suitable acquisition candidate within a one-year time period so that the note becomes due and payable. There is no assurance an acquisition can occur during this time frame.

Financial Condition

         The Company does not presently have any material commitments for capital expenditures. The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business activities, professional fees incurred in connection with its auditing and reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. The Company has funded its cash requirements as follows:

         (a) Although the president's salary accrues, the Company has not actually paid any salary to the president and does not expect to do so until it receives funding in connection with a business combination or otherwise (the Company owed him $444,000 of accrued salary through March 31, 2003;

         (b) In prior years the Company has generated funds by providing consulting services to pharmaceutical chains. The Company stopped providing consulting services during the second quarter of 2000. The Company began providing the service during he fourth quarter of 2002 and continued during the first quarter of 2003.

         (c) The Company's president has personally loaned funds to the Company. He loaned the Company $7,000 during the first three months of 2003 compared to a loan of $13,200 during the first three months of 2002. Historically loans from the Company's president have been a primary source of financing for the Company. He loaned $25,600 during 2002, $76,506 during 2001, $25,500 (net of repayment) during 2000, $43,168 during 1999, $1,350 (net of repayment) during 1998, $2,000 during 1997, $15,139 during 1996, $21,272 during 1995, $36,149 during 1994,
$81,057 during 1993, $44,954 during 1992 and $62,320 during 1991. As of March
31, 2003, principal and interest on debt owed to the Company's president amounted to $572,103. All of this debt has been classified as a current liability on the Company's balance sheet because it all becomes due and payable at the time an acquisition is completed and a change in control occurs. The loan bears interest at the rate of 6% per annum. Mr. Feldman, the Company's president, is not obligated to loan any additional funds to the Company and there can be no assurance that there will be sufficient funds to meet the Company's cash requirements;

         (d) The Company has funded operations on a short-term basis through increased payables due to outside vendors; and

         (e) In the past, the Company has funded the expenses of an acquisition by obtaining a cash deposit from an acquisition candidate. During 2002 and 2003, none of the company's discussions with acquisition candidates reached the stage in which a deposit would be made. There can be no assurance that the Company can arrange for such deposits in the future. Company management has found that by requesting a good faith deposit, acquisition candidates who are not serious, or who have a material problem that would prevent consummation of the acquisition, tend to terminate discussions. This has resulted in expense savings since the Company has not needed to incur significant legal expenses in pursuing those transactions.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                  (A)      Exhibits.

                           Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (B)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  HEALTH & LEISURE, INC.


Date:  May 19, 2003                               /s/ Robert M. Feldman
                                                  ------------------------------
                                                  Robert M. Feldman, President


Date: May 19, 2003                                /s/ Burton Schildhouse
                                                  ------------------------------
                                                  Burton Schildhouse,
                                                  Secretary and Treasurer

                                 CERTIFICATIONS

         I, Robert M. Feldman, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Health & Leisure, Inc.;

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

Date: May 19, 2003


/s/ Robert M. Feldman
-----------------------------
Robert M. Feldman
Chief Executive Officer

                                 CERTIFICATIONS

         I, Burton Schildhouse, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Health & Leisure, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date: May 19, 2003


/s/ Burton Schildhouse
-----------------------------
Burton Schildhouse
Chief Financial Officer