Form 10QSB
period 2003-06-30
HEALTH & LEISURE INC /DE/
filed 2003-08-22
CIK 774657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


                         95 Broadhollow Road, Suite 101
                               Melville, NY 11747
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (631) 385-0007
                          ----------------------------
                           (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01                        19,995,427
-----------------------------                ---------------------------------
         (Class)                             (Outstanding at August 22, 2003)

                     HEALTH & LEISURE, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

  Condensed Consolidated Balance Sheet
    At June 30, 2003 (Unaudited)                                        1

  Condensed Consolidated Statements of Operations For the
    Three and Six Months Ended June 30,2003 and 2002 (Unaudited)        2

  Condensed Consolidated Statement of Changes in
    Stockholders' Deficiency For the Six Months Ended
    June 30, 2003 (Unaudited)                                           3

  Condensed Consolidated Statements of Cash Flows For the
    Six Months Ended June 30, 2003 and 2002 (Unaudited)                 4

  Notes to the Condensed Consolidated Financial Statements
    (Unaudited)                                                      5-11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS               12-20

  ITEM 3. CONTROLS AND PROCEDURES                                      20

PART II - OTHER INFORMATION

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   20

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         20

  ITEM 5.  OTHER INFORMATION                                           20

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             20

  SIGNATURES                                                           21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2003


                                     ASSETS
                                    ------

CURRENT ASSETS
  Cash                                                                                             $   19,326
  Marketable securities                                                                               162,000
  Accounts receivable                                                                                   3,500
                                                                                                   ----------
      TOTAL CURRENT ASSETS                                                                            184,826

SECURITY DEPOSITS                                                                                       6,567
                                                                                                   ----------
      TOTAL ASSETS                                                                                 $  191,393
                                                                                                   ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
  Accrued commissions and other expenses                                                           $   94,467
  Note payable - related parties                                                                      137,700
  Unearned revenue, net of deferred commission                                                         49,715
   expenses of $42,785                                                                             ----------
      TOTAL CURRENT LIABILITIES                                                                       281,882
                                                                                                   ----------
STOCKHOLDERS' DEFICIENCY
  Preferred stock - $0.01 par value: 10,000,000 shares
    authorized; 3,425,000 shares issued and outstanding                                                34,250
  Common stock - $0.01 par value: 30,000,000 shares
    authorized; 19,995,427 shares issued and outstanding                                              199,954
  Additional paid-in capital                                                                         (371,804)
  Retained earnings                                                                                    47,111
                                                                                                   ----------
      TOTAL STOCKHOLDERS' DEFICIENCY                                                                  (90,489)
                                                                                                   ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $  191,393
                                                                                                   ==========







See accompanying notes to condensed consolidated financial statements.



                     HEALTH & LEISURE, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                     For the Three Months Ended         For the Six Months Ended
                                                               June 30,                         June 30,
                                                     --------------------------        --------------------------
                                                        2003           2002               2003           2002
                                                     -----------    -----------        -----------    -----------

NET REVENUES                                         $   125,494       $   100,733     $   286,404       $   175,293

COST OF REVENUES                                          63,837            67,939         180,947           132,487
                                                     -----------       -----------     -----------       -----------
      GROSS PROFIT                                        61,657            32,794         105,457            42,806

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                51,371            18,229          77,982            35,200
                                                     -----------       -----------     -----------       -----------
      OPERATING INCOME                                    10,286            14,565          27,475             7,606
                                                     -----------       -----------     -----------       -----------
OTHER INCOME (EXPENSES):
  Loss on sale of marketable
    securities                                            (4,514)           -               (6,871)           -
  Unrealized gain on marketable
    securities                                            27,523            -               23,715            -
                                                     -----------       -----------     -----------       -----------
      TOTAL OTHER INCOME, NET                             23,009            -               16,844            -
                                                     -----------       -----------     -----------       -----------
INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                   33,295            14,565          44,319             7,606

PROVISION FOR INCOME TAXES                                 7,000             3,000           9,000             2,000
                                                     -----------       -----------     -----------       -----------
NET INCOME                                           $    26,295       $    11,565     $    35,319       $     5,606
                                                     ===========       ===========     ===========       ===========

EARNINGS PER COMMON SHARE:
  BASIC                                              $      -          $      -        $      -          $      -
                                                     ===========       ===========     ===========       ===========
  DILUTED                                            $      -          $      -        $      -          $      -
                                                     ===========       ===========     ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
    BASIC                                             12,135,686        10,197,668      11,172,031        10,197,668
                                                     ===========       ===========     ===========       ===========
    DILUTED                                          354,635,686       352,697,668     353,672,031       352,697,668
                                                     ===========       ===========     ===========       ===========




See accompanying notes to condensed consolidated financial statements.



                     HEALTH & LEISURE, INC. AND SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003








                                                          Preferred Stock                    Common Stock
                                                      ------------------------         ------------------------
                                                        Shares        Amount             Shares        Amount
                                                      ----------    ----------         ----------    ----------

Balance - January 1, 2003                              3,425,000      $   34,250       10,197,668      $  101,977

Shares issued to Health & Leisure, Inc.
  stockholders                                             -               -           17,325,427         173,254

Shares returned to the Company                             -               -           (7,527,668)        (75,277)

Net income                                                 -               -                -               -
                                                      ----------      ----------       ----------      ----------
Balance - June 30, 2003                                3,425,000      $   34,250       19,995,427      $  199,954
                                                      ==========      ==========       ==========      ==========


                                                                                                         Total
                                                                  Additional                          Stockholders'
                                                                   Paid-in            Retained           Equity
                                                                   Capital            Earnings        (Deficiency)
                                                                 ----------           --------         ----------

Balance - January 1, 2003                                        $ (136,127)          $ 11,792         $   11,892

Shares issued to Health & Leisure, Inc.
  stockholders                                                     (310,954)              -              (137,700)

Shares returned to the Company                                       75,277               -                 -

Net income                                                            -                 35,319             35,319
                                                                 ----------           --------         ----------
Balance - June 30, 2003                                          $ (371,804)          $ 47,111         $  (90,489)
                                                                 ==========           ========         ==========




See accompanying notes to condensed consolidated financial statements.



                      HEALTH & LEISURE, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                      For the Six Months
                                                         Ended June 30,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   35,319   $    5,606
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Loss on sale of marketable securities              6,871          -
      Unrealized gain in marketable securities         (23,715)         -

  Changes in operating assets and liabilities:
    Decrease in accounts receivable                      5,432        2,010
    Increase in other assets                            (4,667)         -
    Increase (decrease) in accrued commissions
     and other expenses                                 53,005       (5,717)
    Increase in marketable securities                  (82,116)         -
    Increase in unearned revenue                        24,500          -
                                                    ----------   ----------

       Net Cash Provided by Operating Activities        14,629        1,899
                                                    ----------   ----------

NET INCREASE IN CASH                                    14,629        1,899
                                                    ----------    ---------

CASH, BEGINNING OF PERIOD                                4,697       10,874
                                                    ----------   ----------

CASH, END OF PERIOD                                 $   19,326   $   12,733
                                                    ==========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
----------------------------------

  Cash paid during the periods for:

    Income taxes                                    $      978    $   4,767
                                                    ==========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------

  Issuance of notes payable related to
    reverse merger                                  $  137,700    $    -
                                                    ==========    =========



See accompanying notes to condensed consolidated financial statements.

                                        5
                      HEALTH & LEISURE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed consolidated financial statements presented are those of Health & Leisure, Inc. and its wholly-owned subsidiary, MarketShare Recovery, Inc. ("MKSR"). Collectively, they are referred to herein as the ("Company").

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Audited Report in an amendment to Form 8-K to be filed on Form 8-KA. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - BUSINESS AND REVERSE MERGER

Effective on June 13, 2003, Health & Leisure, Inc. ("HLLS"), a publicly-traded Delaware corporation, and its wholly-owned subsidiary, Venture Sum, Inc., a
Delaware corporation ("Mergerco"), entered into a Merger and Acquisition agreement with MKSR, a privately-held New York corporation, in the business of providing on-line direct marketing solutions for enterprises. Pursuant to the agreement, Mergerco merged with and into MKSR and MKSR became the surviving corporation. As consideration for the merger, the shareholders of MKSR received from HLLS the greater of 10,197,668 common shares of HLLS, or that number of shares that shall result in ownership of fifty-one percent (51%) of the outstanding shares of common stock of HLLS, and 3,425,000 shares of its voting convertible non-cumulative preferred stock, par value $0.01 per share ("HLLS Preferred Stock"). 2,670,000 shares of the HLLS common stock issued to the MKSR shareholders were from HLLS authorized but unissued shares and 7,527,668 shares of the HLLS common stock were returned to HLLS by the HLLS' former chief executive officer (Mr. Feldman) and then reissued by HLLS in the merger. The 3,425,000 shares of HLLS Preferred Stock are convertible into 342,500,000 shares of HLLS common stock upon approval of an increase in the shares the Company is authorized to issue. After the issuance of common stock as described above and the conversion of HLLS Preferred Stock, the shareholders of MKSR will own approximately 94% of HLLS. Accordingly, this transaction has been accounted for as a reverse merger with MKSR as the acquirer of HLLS. The reverse merger was accounted for as a recapitalization and the stockholders' equity was retroactively restated to January 1, 2002. The condensed consolidated financial statements are those of MKSR prior to the date of the merger.

                     HEALTH & LEISURE, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - BUSINESS AND REVERSE MERGER (Continued)

Pursuant to the merger, the Company's former Chief Executive Officer cancelled all indebtedness owed by HLLS to him, except for $12,700, and cancelled all guarantees of debt by HLLS.

In addition, as part of the merger transaction, MKSR and HLLS agreed to pay $125,000 to H&L Concepts, Inc., a wholly-owned subsidiary of HLLS. After the execution of the promissory note, the former Chief Executive Officer purchased all of the outstanding shares of stock of H&L Concepts, Inc. for nominal consideration. The parties acknowledged that most of the trade payables and other consolidated liabilities of HLLS were liabilities of H&L Concepts, Inc., the subsidiary of HLLS, and by selling the stock of H&L Concepts, Inc. to Mr. Feldman it had the effect of removing substantially all of the trade payables and liabilities from the HLLS balance sheet and fixing the post closing liabilities of HLLS to that set forth in the promissory note.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Related Commission Expenses
---------------------------------------------------

Revenues include the sale of and/or electronic delivery of email distribution lists. The terms of the sales agreements determine the appropriate revenue recognition method. Revenues are generally recognized at the time and/or during the period that the distribution lists are delivered and the collectibility is reasonably assured, usually one to three months. Commissions due to sales consultants are initially deferred and netted against unearned revenues and expensed over the same period that the revenue is recognized.

Use of Estimates
----------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                     HEALTH & LEISURE, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable
-------------------

Accounts receivable arise in the normal course of business. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is provided for. If amounts become uncollectible, they will be charged to operations when that determination is made. No charges were recorded for the three and six months ended June 30, 2003 and 2002.

Income Taxes
------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities and for the expected future tax benefits to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Marketable Securities
---------------------

On certain engagements, the Company receives shares of common stocks of publicly-traded corporations from its customers in lieu of cash payments for services rendered. The fair value of the common stocks received is reflected as revenue. Subsequently, these marketable securities are classified as trading securities and reported at fair value with unrealized gains or losses reported as other income (expenses) in the statements of operations except for securities related to commissions. Unrealized gains or losses related to marketable securities to be transferred to sales consultants as commissions are reflected as an increase or decrease in the accrued commissions liability. The Company recognized realized loss on the sale of marketable securities of $4,514 and $6,871 for the three and six months ended June 30, 2003, respectively. The Company also recognized unrealized gain on marketable securities of $27,523 and $23,715 for the three and six months ended June 30, 2003, respectively.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The Company's adoption of the recognition requirements of FIN No.

                     HEALTH & LEISURE, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

45 did not have any effect on its consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB No. 25. The Company will continue to account for stock-based compensation according to APB No. 25, while its adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the effect of SFAS No. 123 on reported income and will require the Company to disclose these effects in the condensed consolidated interim financial statements as well. The Company has no stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletins ("ARB") No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Company is still evaluating the effect of this pronouncement on its condensed consolidated financial statements.

                     HEALTH & LEISURE, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - SECURED PROMISSORY NOTE

At the closing of the merger, HLLS and MKSR entered into a $125,000 secured promissory note with H&L Concepts, Inc., a then wholly-owned subsidiary of HLLS. The loan is payable in twelve equal installments of $11,341, commencing July 2003. Interest is included in the monthly payment at a rate of 16% per annum. The note is guaranteed by the stockholders of MKSR and is collateralized by the shares of stock held by the stockholders of MKSR.

NOTE 5 - STOCKHOLDERS' DEFICIENCY

Preferred Stock
---------------

In June of 2003, HLLS amended its designation of preferred stock and designated 3,425,000 shares of Series A convertible preferred stock, par value $.01 per share ("Series A Preferred Stock"). Each share of Series A Preferred Stock is automatically convertible into 100 shares of common stock upon filing of an amendment to HLLS certificate of incorporation authorizing a sufficient number of shares of common stock to effect such a conversion. Such conversion rate shall be proportionately adjusted upon a stock-split, reverse stock split, or other changes in the HLLS' capitalization prior to the fling of such amendment. The Series A Preferred Stock shall be entitled to receive when, if and as declared by the Board of Directors dividends at 6% of its par value per annum, payable in cash. Dividends on each share of the Series A Preferred Stock shall be non-cumulative and shall not accrue if not declared. Each share of Series A Preferred Stock shall entitle its holders to vote in all matters submitted to a vote of the stockholders of the Company with the number of votes per Preferred share equal to the number of votes available on a converted basis.

As discussed in Note 2, in connection with the June 2003 merger transaction with MKSR, 3,425,000 shares of the Series A Preferred Stock were issued to the stockholders of MKSR.

Proposed Changes in Capital Structure
-------------------------------------

On August 5, 2003, HLLS filed with the SEC a definitive information statement notifying the stockholders of the Company that written consents from principal stockholders who collectively hold in excess of 50% of the Company's common stock were obtained and approved a 1 for 10 reverse split of the HLLS common stock, to authorize up to 50,000,000 shares of HLLS common stock and to change the name of HLLS to MarketShare Recovery, Inc.

Following the 1 for 10 reverse stock split and the authorization of additional shares of common stock, $12,700 of debt owed to the former Chief Executive Officer shall be converted into 1,270,000 shares of common stock and the 3,450,000 shares of Series A Preferred Stock shall be converted into 34,250,000 shares of common stock. This is expected to occur by August 31, 2003.

                     HEALTH & LEISURE, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted from stock options and warrants or conversion of convertible Preferred Stock.

The following table sets forth the components used in the computation of basic and diluted earnings per common share:

                                                    Three Months Ended                     Six Months Ended
                                               -----------------------------         -----------------------------
                                               June 30, 2003      June 30, 2002      June 30, 2003     June 30, 2002
                                               -------------      -------------      -------------     -------------

Numerator:
---------
Net income - basic                             $    26,295       $    11,565        $    35,319        $     5,606

Effect of dilutive securities -
  preferred stock dividends                         -                  -                  -                 -
                                               -----------       -----------        -----------        -----------

Net income - diluted                           $    26,295       $    11,565        $    35,319        $     5,606
                                               ===========       ===========        ===========        ===========

Denominator:
-----------
Basic-weighted average common
  shares outstanding                            12,135,686        10,197,668         11,172,031         10,197,668

Weighted average assumed
  conversion of voting convertible
  noncumulative preferred stock                342,500,000       342,500,000        342,500,000        342,500,000
                                               -----------       -----------        -----------        -----------

Diluted-weighted average common
  shares outstanding                           354,635,686       352,697,668        353,672,031        352,697,668
                                               ===========       ===========        ===========        ===========

Basic Earnings per Common Share:
-------------------------------
                                               $     0.00        $      0.00        $      0.00        $     0.00
Net income                                     ==========        ===========        ===========        ==========

Diluted Earnings per Share:
--------------------------
                                               $     0.00        $      0.00        $      0.00        $     0.00
Net income                                     ==========        ===========        ===========        ==========

The Company had no outstanding stock options and warrants at June 30, 2003.


                     HEALTH & LEISURE, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - CONCENTRATIONS OF CREDIT RISK

There were no revenue from any customer amounting to 10% or more of the total net revenues for the three months ended June 30, 2003 and 2002.

Revenue from two customers accounted for approximately 26% of the total net revenues for the six months ended June 30, 2002; one of these customers is a related party by virtue of common ownership of MKSR's two officers that amounted to 11%. There were no revenue from any customer amounting to 10% or more of the total net revenues for the six months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN THIS form 10-QSB.

THIS QUARTERLY REPORT OF FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE ALL STATEMENTS THAT ARE NOT STATEMENTS OF HISTORICAL FACT. YOU CAN IDENTIFY THESE STATEMENTS BY OUR USE OF WORDS SUCH AS "MAY," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD,""ESTIMATE," CONTINUE," `PLANS," OR THEIR NEGATIVES OR COGNATES. SOME OF THESE STATEMENTS INCLUDE DISCUSSIONS REGARDING OUR FUTURE BUSINESS STRATEGY AND OUR ABILITY TO GENERATE REVENUE,
INCOME AND CASH FLOW. WE WISH TO CAUTION THE READER THAT ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB ARE ONLY ESTIMATES AND PREDICTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED AS A RESULT OF RISKS FACING US OR ACTUAL EVENTS DIFFERING FROM ASSUMPTIONS UNDERLYING SUCH FORWARD-LOOKING STATEMENTS. SOME FACTORS THAT COULD AFFECT OUR RESULTS INCLUDE THOSE THAT WE DISCUSS IN THIS SECTION AS WELL AS ELSEWHERE IN THIS FORM 10-QSB. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS PROSPECTUS. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

Pursuant to an Acquisition Agreement and Plan of Merger dated June 13, 2003 (the "Merger Agreement"), by and among Health & Leisure, Inc (the "Registrant");
Venture Sum, Inc.,a Delaware corporation and a wholly owned subsidiary of Registrant ("Mergerco"); and MarketShare Recovery, Inc., a New York corporation, ("MKSR"), Mergerco merged with and into MKSR, and MKSR became a wholly owned subsidiary of the Registrant. The merger became effective June 13, 2003, (the "Effective Date,") however closing of the Agreement occurred on July 15, 2003.

In accordance with the Agreement, Messrs. Robert Feldman, Arthur Aaronson, James
S. Koroloff, Burton Schildhouse and Donald S. Franklin resigned as directors and officers and appointed Ray Barton and Timothy Schmidt as directors of the Company. Messrs Barton and Schmidt have assumed the roles of chief executive officer and Chief operating officer, respectively.


About MarketShare Recovery, Inc.

MarketShare  Recovery,  Inc.  was  incorporated  in New York in  November  2000.
MarketShare Recovery, Inc. is a provider of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted applications and technology infrastructure.

The financial information included in this 10Q-SB consists of MarketShare Recovery, Inc.'s results of operations for the three and six months ending June 30, 2003 and 2002 and Health & Leisure, Inc.'s results of operations for the period from June 13, 2003 to June 30, 2003.

Results of Operations
---------------------

Three Months Ended June 30, 2003 and 2002
-----------------------------------------

Net revenues increased by 24% from approximately of $101,000 for the three months ended June 30, 2002 to approximately of $125,000 for the three months ended June 30, 2003. The improvement in revenues was a result of revenue from new customers in which the Company is paid in freely-tradable marketable securities.

Cost of revenues as a percent of net revenues improved from 67% of net revenues for the three months ended June 30, 2002 to 51% of net revenues for the three months ended June 30, 2003. The improvement was due to higher margin revenues.

Selling, general and administrative expenses increased from approximately of $18,000, or 18% of net revenues for the three months ended June 30, 2002, to approximately of $51,000, or 41% of net revenues for the three months ended June 30, 2003 mainly due to the Company of hiring outside consultants to implement business plans as well as to bring in business in 2003.

Income before provision for income taxes increased from approximately $15,000 for the three months ended June 30, 2002 to approximately of $33,000 for the three months ended June 30, 2003. The increase was a result of higher net revenues, lower costs of revenues as a percent of net revenues and a net gain on marketable securities approximately of $23,000 during the three months ended June 30, 2003.


Six Months Ended June 30, 2003 and 2002
---------------------------------------

Net revenues increased by 63% from approximately of $175,000 for the six months ended June 30, 2002 to approximately of $286,000 for the six months ended June 30, 2003. The improvement in revenues was a result of revenue from new customers in which the Company is paid in freely-tradable marketable securities.

Cost of revenues as a percent of net revenues improved from 76% of net revenues for the six months ended June 30, 2002 to 63% of net revenues for the six months ended June 30, 2003. The improvement was due to higher margin revenues.

Selling, general and administrative expenses increased from approximately $35,000, or 20% of net revenues for the six months ended June 30, 2002, to approximately of $78,000, or 27% of net revenues for the six months ended June 30, 2003 mainly due to the Company of hiring outside consultants to implement business plans as well as to bring in business in 2003.

Income before provision for income taxes increased from approximately of $8,000 for the six months ended June 30, 2002 to approximately of $44,000 for the six months ended June 30, 2003. The increase was a result of higher net revenues, lower costs of revenues as a percent of net revenues and a net gain on marketable securities approximately of $17,000 during the six months ended June 30, 2003.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities during the six months ended June 30, 2003 amounted to approximately of $15,000. The Company had cash and marketable securities approximately of $19,000 and $162,000, respectively, at June 30, 2003, as compared to approximately of $5,000 and $65,000, respectively, at December 31, 2002.

The Company has no planned significant capital expenditures. Furthermore, the Company believes that its available cash and marketable securities and cash from operating activities are significant to fund its operations over the next twelve months.



                                  RISK FACTORS

BECAUSE OF OUR LIMITED OPERATING HISTORY AND THE EMERGING NATURE OF THE EMARKETING INDUSTRY, ANY PREDICTIONS ABOUT OUR FUTURE REVENUES AND EXPENSES MAY NOT BE AS ACCURATE AS THEY WOULD BE IF WE HAD A LONGER BUSINESS HISTORY, AND WE CANNOT DETERMINE TRENDS THAT MAY AFFECT OUR BUSINESS.

We were incorporated in November 2000 and first recorded revenue in 2001. Our limited operating history makes financial forecasting and evaluation of our business difficult. Since we have limited financial data, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history. Because of the emerging nature of the e-marketing industry, we cannot determine trends that may emerge in our market or affect our business. The revenue and income potential of the e-marketing industry, and our business, are unproven.


OUR OPERATING RESULTS HAVE VARIED SIGNIFICANTLY IN THE PAST AND ARE LIKELY TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD AND OUR STOCK PRICE MAY DECLINE IF WE FAIL TO MEET THE EXPECTATIONS OF ANALYSTS AND INVESTORS.

Our operating results have varied significantly in the past and are likely to vary significantly from period to period. As a result, our operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.


SEASONAL TRENDS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The traditional direct marketing industry has typically generated lower revenues during the summer months and higher revenues during the calendar year-end months. We believe our business may be affected by similar revenue fluctuations, but our limited operating history is insufficient to predict the existence or magnitude of these effects. If we do experience these effects, analysts and investors may not be able to predict our quarterly or annual operating results, and if we fail to meet expectations of analysts and investors, our stock price could decline.


IF BUSINESSES AND CONSUMERS FAIL TO ACCEPT EMARKETING AS A MEANS TO ATTRACT NEW CUSTOMERS, DEMAND FOR OUR SERVICES MAY NOT DEVELOP AND THE PRICE OF OUR COMMON STOCK WOULD DECLINE.

The market for e-marketing is new and rapidly evolving, and our business will be harmed if sufficient demand for our services does not develop. Our current and planned services are very different from the traditional methods that many of our clients have historically used to attract new customers and maintain customer relationships. Demand for e-marketing, including our services, may not materialize for several reasons, including:

     - Businesses that have already invested substantial resources in other methods of marketing and communications may be reluctant to adopt new marketing strategies and methods.

     - Consumers and businesses may choose not to accept e-marketing messages.

     - Businesses may elect not to engage in e-marketing because consumers may confuse permission-based email services with unsolicited commercial email.

     - The effectiveness of direct marketing through the use of emails may diminish significantly if the volume of direct marketing email saturates consumers.


COMPETITION IN THE EMARKETING INDUSTRY IS INTENSE AND, IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR, OR THE PRICES OF, OUR SERVICES MAY DECLINE.

The market for e-marketing is intensely competitive, rapidly evolving and experiences rapid technological change. We expect the intensity of competition to increase significantly in the future because of the attention the internet has received as a medium for advertising and direct marketing and because there are no significant barriers to entry into our market. Intense competition may result in price reductions, reduced sales, gross margins and operating margins, and loss of market share.

Our principal competitors include:

     - Providers of e-marketing solutions such as @Once, Acxiom and its affiliate Bigfoot, Exactis.com, Kana Communications, L-Soft, Media Synergy, MessageMedia, Digital Impact, CoolSavings, NetCreations, Responsys.com and YesMail.com.

     - The in-house information technology departments of our existing and prospective clients.

In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses such as America Online, DoubleClick, Microsoft, IBM, AT&T, Yahoo!, ADVO and the Interpublic Group of Companies. Each of these companies possess large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of e-marketing solutions. These potential competitors may also choose to enter the market for e-marketing by acquiring one of our existing competitors or by forming strategic alliances with these competitors. Any of these occurrences could harm our ability to compete effectively.

RAPID TECHNOLOGICAL CHANGES COULD CAUSE OUR SERVICES TO BECOME OBSOLETE AND UNMARKETABLE OR REQUIRE US TO REDESIGN OUR SERVICES, WHICH COULD BE COSTLY AND TIME-CONSUMING.

The market for e-marketing services is characterized by rapid technological change. Our services could become obsolete and unmarketable if we are unable to adapt our services to these new technologies. For example, the emergence of new media formats such as streaming video and audio may require us to adapt our services to remain competitive which could be costly and time-consuming.


IF WE DO NOT ATTRACT AND RETAIN ADDITIONAL HIGHLY-SKILLED PERSONNEL WE MAY BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

Our business depends on the continued technological innovation of our core services and our ability to provide comprehensive e-marketing expertise. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to successfully introduce new services or otherwise implement our business strategy. We plan to significantly expand our operations, and we will need to hire additional personnel as our business grows. In particular, we have experienced difficulties in hiring highly skilled technical and client services personnel due to significant competition for experienced personnel in our market.


WE RELY ON THE SERVICES OF OUR FOUNDERS AND OTHER KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE EXTREMELY DIFFICULT TO REPLACE.

Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Raymond Barton, our Chief Executive Officer, Chief Technology Officer and co-founder and Timothy Schmidt, our Chief Financial Officer and co-founder, whose vision for our company, knowledge of our business and technical expertise would be extremely difficult to replace. In addition, we have not obtained life insurance benefiting MarketShare Recovery on any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, the level of services we are able to provide could decline or we may be otherwise unable to execute our business strategy.


IF WE FAIL TO EXECUTE OUR STRATEGY TO EXPAND INTO NEW MARKETS, THE MARKET FOR OUR SERVICES AND OUR POTENTIAL REVENUE WILL BE LIMITED.

The majority of our e-marketing clients to date have been online business-to-consumer retailers. We intend to expand our presence among clients in other consumer markets, in markets where the customers are businesses rather than consumers, and in international markets. If this strategy fails, the market for our services and our potential revenue will be limited. We have limited experience in these markets and may encounter obstacles which we have not anticipated.

IF WE FAIL TO INTRODUCE NEW SERVICES, SUCH AS OUR RECENTLY-INTRODUCED EMAIL EXCHANGE NETWORK, OUR REVENUES MAY NOT INCREASE.

Part of our strategy is to increase our revenues by introducing new services. If we fail to introduce new services our revenues may not increase. If any of our new service offerings are not accepted by our clients, our revenues may be lower.


IF WE ARE UNABLE TO ENHANCE OUR SERVICES AND ADD CLIENT SERVICES PERSONNEL TO HANDLE INCREASED EMAIL VOLUME AND CONSUMER RESPONSES, WE MAY BE UNABLE TO ADEQUATELY RESPOND TO OUR CLIENTS' DEMANDS FOR EMARKETING SERVICES AND MAY LOSE MARKET SHARE.

If we are unable to expand capacity to keep pace with our clients' demands, we may lose market share. The volume of emails we are sending has grown significantly and we expect this volume to continue to grow. We will need to enhance our services to handle both any increased email volume and the increased level of response from consumers that are generated by this volume. In addition, as we seek to grow our base of clients, we must add client services personnel to handle the increased volume of emails and campaigns. If we are unable to add client services personnel, the level of services we are able to provide our clients could decline.


IF THE DELIVERY OF OUR EMAILS IS LIMITED OR BLOCKED, THEN OUR CLIENTS MAY DISCONTINUE THEIR USE OF OUR SERVICES.

Our business model relies on our ability to deliver emails over the internet through internet service providers and to recipients in major corporations. In particular, a significant percentage of our emails are sent to recipients who use America Online. We do not have, and we are not required to have, an agreement with America Online to deliver emails to their customers. America Online uses a proprietary set of technologies to handle and deliver email and the value of our services will be reduced if we are unable to provide emails compatible with these technologies. In addition, America Online and other internet service providers are able to block unwanted messages to their users. If these companies limit or halt the delivery of our emails, or if we fail to deliver emails in such a way as to be compatible with these companies' email handling technologies, then our clients may discontinue their use of our services.


OUR FACILITIES AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED EVENTS, AND ANY OF THESE EVENTS COULD RESULT IN AN INTERRUPTION OF OUR ABILITY TO EXECUTE OUR CLIENT'S EMARKETING CAMPAIGNS.

We depend on the efficient and uninterrupted operations of our data center and hardware systems. Our data center and hardware systems is located in Long Island, New York. Our data center and hardware systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, and similar events. If any of these events result in damage to our data center or systems, we may be unable to execute our clients' e-marketing campaigns until the damage is repaired, and may accordingly lose clients and revenues. In addition, we may incur substantial costs in repairing any damage.


OUR DATA CENTER IS LOCATED AT FACILITIES PROVIDED BY A THIRD PARTY, AND IF THIS PARTY IS UNABLE TO ADEQUATELY PROTECT OUR DATA CENTER, OUR REPUTATION MAY BE HARMED AND WE MAY LOSE CLIENTS.

Our data center, which is critical to our ongoing operations, is located at facilities provided by a third party. Our operations depend on this party's ability to protect our data center from damage or interruption from human error, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. If this party is unable to adequately protect our data center and information is lost or our ability to deliver our services is interrupted, our reputation may be harmed and we may lose clients.

OUR OPERATING RESULTS WOULD SUFFER IF WE WERE FORCED TO DEFEND AGAINST A PROTRACTED INFRINGEMENT CLAIM OR IF A THIRD PARTY WERE AWARDED SIGNIFICANT DAMAGES.

There is a substantial risk of litigation regarding intellectual property rights in our industry. A successful claim of technology infringement against us and our failure or inability to license the infringed or similar technology could harm our business.

We expect that our technologies may experience an increase in third-party infringement claims as the number of our competitors grows. In addition, we believe that many of our competitors have filed or intend to file patent applications covering aspects of their technology that they may claim our intellectual property infringes. We cannot be certain that third parties will not make a claim of infringement against us relating to our technology. Any claims, with or without merit, could:

     - Be time-consuming and costly to defend.

     - Divert management's attention and resources.

     - Cause delays in delivering services.

     - Require the payment of monetary damages which may be tripled if the infringement is found to be willful.

     - Result in an injunction which would prohibit us from offering a particular service.

     - Require us to enter into royalty or licensing agreements which, if required, may not be available on acceptable terms.


IF ANY OF THE THIRD PARTY TECHNOLOGIES WE USE BECOME UNAVAILABLE TO US, WE WILL NOT BE ABLE TO OPERATE OUR BUSINESS UNTIL EQUIVALENT TECHNOLOGY CAN BE OBTAINED.

We are highly dependent on technologies we license which enable us to send email through the internet and allow us to offer a variety of targeted marketing capabilities. Our market is evolving, and we may need to license additional technologies to remain competitive. However, we may not be able to license these technologies on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay the development of our services until equivalent technology can be identified, licensed or developed and integrated.


IF WE ARE UNABLE TO SAFEGUARD THE CONFIDENTIAL INFORMATION IN OUR DATA WAREHOUSE, OUR REPUTATION MAY BE HARMED AND WE MAY BE EXPOSED TO LIABILITY.

We currently retain highly confidential customer information in a secure data warehouse. We cannot assure you, however, that we will be able to prevent unauthorized individuals from gaining access to this data warehouse. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. Any unauthorized access to our servers could result in the misappropriation of confidential customer information or cause interruptions in our services. It is also possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. In addition, our reputation may be harmed if we lose customer information maintained in our data warehouse due to systems interruptions or other reasons.

ACTIVITIES OF OUR CLIENTS COULD DAMAGE OUR REPUTATION OR GIVE RISE TO LEGAL CLAIMS AGAINST US.

Our clients' promotion of their products and services may not comply with federal, state and local laws. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

Our services involve the transmission of information through the internet. Our services could be used to transmit harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data or computer viruses to end-users in the course of delivery. Any transmission of this kind could damage our reputation or could give rise to legal claims against us. We could spend a significant amount of time and money defending against these legal claims.


NEW REGULATION OF AND UNCERTAINTIES REGARDING THE APPLICATION OF EXISTING LAWS AND REGULATIONS TO, EMARKETING AND THE INTERNET, COULD PROHIBIT, LIMIT OR INCREASE THE COST OF OUR BUSINESS.

Legislation has recently been enacted in several states restricting the sending of unsolicited commercial email. We cannot assure you that existing or future legislation regarding commercial email will not harm our business. The federal government and several other states are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited emails include opt-out instructions and that senders of these emails honor any opt-out requests.

Our business could be negatively impacted by new laws or regulations applicable to e-marketing or the internet, the application of existing laws and regulations to e-marketing or the internet or the application of new laws and regulations to our business as we expand into new jurisdictions. There is a growing body of laws and regulations applicable to access to or commerce on the internet. Moreover, the applicability to the internet of existing laws is uncertain and may take years to resolve.
Due to the increasing popularity and use of the internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the internet or e-marketing, which could, in turn, decrease the demand for our services and prohibit, limit or increase our cost of doing business.


INTERNET-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

The stock market and specifically the stock prices of internet-related companies have been very volatile. Because we are an internet-related company, we expect our stock price to be similarly volatile. As a result of this volatility, the market price of our common stock could significantly decrease. This volatility is often not related to the operating performance of the companies and may accordingly reduce the price of our common stock without regard to our operating performance.


ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed, as of June 30, 2003, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-14(c) and 15(d)-14(c)). Based on such evaluation, these persons have concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to June 30, 2003.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  HEALTH & LEISURE, INC.


Date:  August 22, 2003                            /s/ Raymond Barton
                                                  ---------------------------
                                                  Raymond Barton,
                                                  Chief Executive Officer



Date: August 22, 2003                             /s/ Timothy Schmidt
                                                  ---------------------------
                                                  Timothy Schmidt,
                                                  Chief Financial Officer