Form 10QSB
period 2003-09-30
MARKETSHARE RECOVERY INC
filed 2003-11-25
CIK 774657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

                         Commission file number: 0-15807

                           MARKETSHARE RECOVERY, INC.
                        (Formerly Health & Leisure, Inc.)

        (Exact name of small business issuer as specified in its charter)




              Delaware                                 31-1190725
   -------------------------------          ---------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                         95 Broadhollow Road, Suite 101
                               Melville, NY 11747
                               ------------------
                    (Address of principal executive offices)

                                 (631) 385-0007
                                 --------------
                           (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



           Common stock, par value $0.1              45,378,498
           ----------------------------    ----------------------------------
                   (Class)                 (Outstanding at November 10, 2003)

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)


                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

  Condensed Consolidated Balance Sheet
    At September 30, 2003 (Unaudited)                                  1

  Condensed Consolidated Statements of Operations for the
    Three and Nine Months Ended September 30,2003 and 2002 (Unaudited) 2

  Condensed Consolidated Statement of Changes in
    Stockholders' Equity (Deficiency) for the Nine Months Ended
    September 30, 2003 (Unaudited)                                     3

  Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2003 and 2002 (Unaudited)          4

  Notes to the Condensed Consolidated Financial Statements
    (Unaudited)                                                      5-11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                     12-20

  ITEM 3. CONTROLS AND PROCEDURES                                      20

PART II - OTHER INFORMATION

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   20

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         20

  ITEM 5.  OTHER INFORMATION                                           20

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             20

  SIGNATURES                                                           21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2003

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                              $   16,865
  Marketable securities                                                  4,879
  Accounts receivable                                                    2,547
                                                                    ----------
      TOTAL CURRENT ASSETS                                              24,291

SECURITY DEPOSITS                                                        6,567
                                                                    ----------
      TOTAL ASSETS                                                  $   30,858
                                                                    ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
  Accrued commissions and other expenses                            $   11,522
  Note payable- related party                                          125,000
                                                                    ----------
      TOTAL CURRENT LIABILITIES                                        136,522
                                                                    ----------
STOCKHOLDERS' DEFICIENCY
  Common stock - $0.10 par value: 50,000,000 shares
    Authorized; 45,378,498 shares issued and outstanding             4,537,850
  Additional paid-in capital                                        (2,698,011)
  Accumulated deficit                                               (1,945,503)
                                                                    ----------
      TOTAL STOCKHOLDERS' DEFICIENCY                                  (105,664)
                                                                    ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $   30,858
                                                                    ==========













See accompanying notes to condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     For the Three Months Ended        For the Nine Months Ended
                                                            September 30,                    September 30,
                                                     --------------------------        --------------------------
                                                        2003           2002               2003           2002
                                                     -----------    -----------        -----------    -----------

NET REVENUES                                         $   308,141      $    65,902      $   594,545       $   241,195

COST OF REVENUES                                         246,721           55,793          427,668           188,280
                                                     -----------      -----------      -----------       -----------
      GROSS PROFIT                                        61,420           10,109          166,877            52,915
                                                     -----------      -----------      -----------       -----------
OPERATING EXPENSES:
  Selling, general and administrative
    expenses                                              65,068           18,664          143,050            55,431
  Compensatory element of stock issuances              1,964,739           -             1,964,739            -
                                                     -----------      -----------      -----------       -----------
      TOTAL OPERATING EXPENSES                         2,029,807           18,664        2,107,789            55,431
                                                     -----------      -----------      -----------       -----------
      OPERATING LOSS                                  (1,968,387)          (8,555)      (1,940,912)           (2,516)
                                                     -----------      -----------      -----------       -----------
OTHER INCOME (EXPENSES):
  Loss on sale of marketable
    securities                                           (24,227)          -                (7,383)           -
                                                     -----------      -----------      -----------       -----------
      TOTAL OTHER EXPENSES, NET                          (24,227)          -                (7,383)           -
                                                     -----------      -----------      -----------       -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                (1,992,614)          (8,555)      (1,948,295)           (2,516)

PROVISION FOR INCOME TAXES                                -                -                 9,000            -
                                                     -----------      -----------      -----------       -----------
NET LOSS                                             $(1,992,614)     $    (8,555)     $(1,957,295)      $    (2,516)
                                                     ===========      ===========      ===========       ===========

EARNINGS PER COMMON SHARE:
  BASIC AND DILUTED                                       $(0.12)          $(0.01)          $(0.40)           $  -
                                                          ======           ======           ======            ======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
    BASIC AND DILUTED                                 16,457,748        1,019,767        6,181,466         1,019,767
                                                     ===========      ===========      ===========       ===========









See accompanying notes to condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                                          Preferred Stock                    Common Stock
                                                      ------------------------         ------------------------
                                                        Shares        Amount             Shares        Amount
                                                      ----------    ----------         ----------    ----------
                                                         (1)                               (1)

Balance - January 1, 2003                                342,500      $   34,250        1,019,767      $  101,977

Shares issued to Health & Leisure, Inc.
  stockholders                                             -               -            1,732,543         173,254

Shares returned to the Company                             -               -             (752,767)        (75,277)

Shares issued to settle notes payable                      -               -            1,270,000         127,000

Shares issued for conversion of
  preferred stock                                       (342,500)        (34,250)      34,250,000       3,425,000

Shares issued for services                                 -               -            7,858,955         785,896

Net loss                                                   -               -                -               -
                                                      ----------      ----------       ----------      ----------
Balance - September 30, 2003                               -          $    -           45,378,498      $4,537,850
                                                      ==========      ==========       ==========      ==========


                                                                                     Retained            Total
                                                                                     Earnings         Stockholders'
                                                                  Paid-in          (Accumulated          Equity
                                                                  Capital             Deficit)        (Deficiency)
                                                                ------------       ------------       ------------

Balance - January 1, 2003                                       $  (136,127)       $    11,792         $   11,892

Shares issued to Health & Leisure, Inc.
  stockholders                                                     (310,954)            -                (137,700)

Shares returned to the Company                                       75,277             -                   -

Shares issued to settle notes payable                              (114,300)            -                  12,700

Shares issued for conversion of
  preferred stock                                                (3,390,750)            -                   -

Shares issued for services                                        1,178,843             -               1,964,739

Net loss                                                              -             (1,957,295)        (1,957,295)
                                                                 -----------       -----------         ----------
Balance - September 30, 2003                                     $(2,698,011)      $(1,945,503)        $ (105,664)
                                                                 ===========       ===========         ==========


(1) Restated to reflect 1-for-10 reverse stock-split completed on August 31, 2003.






See accompanying notes to condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                                                                     2003                 2002
                                                                                  -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(1,957,295)         $   (2,516)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Compensatory element of stock issuances                                       1,964,739               -
  Changes in operating assets and liabilities:
    Marketable securities                                                              60,571               -
    Accounts receivable                                                                 6,385               2,011
    Prepaid expenses and other current assets                                           1,567               -
    Security deposits                                                                  (4,667)              -
    Accrued commissions and other expenses                                            (31,507)             (4,100)
    Deferred revenue                                                                  (27,625)              -
                                                                                  -----------          ----------
      NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                                                     12,168              (4,605)
                                                                                  -----------          ----------
NET INCREASE (DECREASE)IN CASH                                                         12,168              (4,605)

CASH - Beginning                                                                        4,697              10,874
                                                                                  -----------          ----------
CASH - Ending                                                                     $    16,865          $    6,269
                                                                                  ===========          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Income taxes                                                                  $       978          $    4,767
                                                                                  ===========          ==========
  Non-cash investing and financing activities:
    Issuance of notes payable related to
      reverse merger                                                              $   137,700          $    -
                                                                                  ===========          ==========
    Issuance of common stock to satisfy notes
      payable                                                                     $    12,700          $    -
                                                                                  ===========          ==========






See accompanying notes to condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed consolidated financial statements presented are those of MarketShare Recovery, Inc. - Delaware (formerly Health & Leisure, Inc.) and its wholly-owned subsidiary, MarketShare Recovery, Inc. - N.Y. ("MKSR"). Collectively, they are referred to herein as the ("Company").

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Audited Report in an amendment to Form 8-K filed on Form 8-KA. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - BUSINESS AND REVERSE MERGER

Effective on June 13, 2003, Health & Leisure, Inc. ("HLLS"), a publicly-traded Delaware corporation, and its wholly-owned subsidiary, Venture Sum, Inc., a Delaware corporation ("Mergerco"), entered into a Merger and Acquisition agreement with MKSR, a privately-held New York corporation, in the business of providing on-line direct marketing solutions for enterprises. Pursuant to the agreement, Mergerco merged with and into MKSR and MKSR became the surviving corporation. As consideration for the merger, the shareholders of MKSR received from HLLS the greater of 1,019,767 common shares of HLLS, or that number of shares that shall result in ownership of fifty-one percent (51%) of the outstanding shares of common stock of HLLS, and 3,425,000 shares of its voting convertible non-cumulative preferred stock, par value $0.01 per share ("HLLS Preferred Stock"). 267,000 shares of the HLLS common stock issued to the MKSR shareholders were from HLLS authorized but unissued shares and 752,767 shares of the HLLS common stock were returned to HLLS by the HLLS' former chief executive officer (Mr. Feldman) and then reissued by HLLS in the merger. The 3,425,000 shares of HLLS Preferred Stock are convertible into 34,250,000 post reverse stock-split shares of HLLS common stock upon approval of an increase in the shares the Company is authorized to issue. After the issuance of common stock as described above and the conversion of HLLS Preferred Stock, the shareholders of MKSR will own approximately 94% of HLLS. Accordingly, this transaction has been accounted for as a reverse merger with MKSR as the acquirer of HLLS. The reverse merger was accounted for as a recapitalization and the stockholders' equity was retroactively restated to January 1, 2002.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND RELATED COMMISSION EXPENSES
---------------------------------------------------

Revenues include the sale of and/or electronic delivery of email distribution lists. Revenues from the sale of email distribution lists are recognized when the seller has delivered a list to the customer and the customer has accepted the list after an up to 30-day address replacement period. Revenues from consulting services are recognized ratably over the period of the contract. Commissions due to sales consultants are initially deferred and recognized ratably over the period revenue is recognized. Deferred commission expense is netted against deferred revenue for financial reporting purposes.

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

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE
-------------------

Accounts receivable arise in the normal course of business. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is provided for. If amounts become uncollectible, they will be charged to operations when that determination is made. No charges were recorded for the three and nine months ended September 30, 2003 and 2002.

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

MARKETABLE SECURITIES
---------------------

On certain engagements, the Company receives shares of common stocks of publicly-traded corporations from its customers in lieu of cash payments for services rendered. The fair value of the common stocks received is reflected as revenue. Subsequently, these marketable securities are classified as trading securities and reported at fair value with unrealized gains or losses reported as other income (expenses) in the statements of operations except for securities related to commissions. Unrealized gains or losses related to marketable securities to be transferred to sales consultants as commissions are reflected as an increase or decrease in the accrued commissions liability. The Company recognized a loss on the sale of marketable securities of $7,383 for the nine months ended September 30, 2003.

EARNINGS PER COMMON SHARE
-------------------------

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted from stock options and warrants or conversion of convertible Preferred Stock. There were no options or warrants outstanding at September 30, 2003.

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

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of this pronouncement did not have an effect on the Company's condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - PROMISSORY NOTE

At the closing of the merger, HLLS and MKSR entered into a $125,000 secured promissory note with H&L Concepts, Inc., a then wholly-owned subsidiary of HLLS. The loan is payable in twelve equal installments of $11,341, commencing July 2003. Interest is included in the monthly payment at a rate of 16% per annum. The note is guaranteed by the stockholders of MKSR and is collateralized by the shares of stock held by the stockholders of MKSR. This loan was paid in full during the quarter ended September 30, 2003 from proceeds provided by the Company's two significant shareholders.

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

As discussed in Note 2, in connection with the June 2003 merger transaction with MKSR, 3,425,000 shares of the Series A Preferred Stock were issued to the stockholders of MKSR. In September 2003, these preferred shares were converted into 34,250,000 shares of common stock.

CHANGES IN CAPITAL STRUCTURE
----------------------------

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

The 1-for-10 reverse stock split became effective on August 29, 2003 and the $12,700 of debt owed to the former Chief Executive Officer was converted into 1,270,000 shares of common stock and the 3,450,000 shares of Series A Preferred Stock was converted into 34,250,000 shares of common stock. The increase in authorized common shares of 50,000,000 par value $.10 was effective on August 29, 2003.

During the quarter ended September 30, 2003, the Company issued 7,858,955 shares of its common stock sold to consultants, which were valued at $1,964,739 and was all charged to operations during the quarter ended September 30, 2003.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

In September 2003, the Company adopted a 2003 Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, up to 15,000,000 incentive stock options, or non-qualified stock options, could be granted to employees and consultants. As of September 30, 2003, no options have been granted.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

There were no revenue from any customer amounting to 10% or more of the total net revenues for the three months ended September 30, 2003 and 2002.

Revenue from two customers accounted for approximately 26% of the total net revenues for the nine months ended September 30, 2002; one of these customers is a related party by virtue of common ownership of MKSR's two officers that amounted to 11%. There were no revenue from any customer amounting to 10% or more of the total net revenues for the nine months ended September 30, 2003.

NOTE 7 - PROPOSED MERGER

In September 2003, the Company's wholly-owned subsidiary, MarketShare Recovery, Inc. - NY signed a letter of intent to merge with Dominix, Inc., a publicly-traded company. The closing of this merger is subject to due diligence and the completion of definitive documents. If this merger is completed, the Company will have no remaining assets and the business will revert to a public shell. Shares of common stock of Dominix will be exchanged for the outstanding shares of the Company's common stock.

The letter of intent provides for the shareholders of the Company together with the shareholders of Jade Entertainment Group, Inc. to have majority control of Dominix, Inc. after the completion of the merger.

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

Pursuant to an Acquisition Agreement and Plan of Merger dated June 13, 2003 (the "Merger Agreement"), by and among Health & Leisure, Inc (the "Registrant"); Venture Sum, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant ("Mergerco"); and MarketShare Recovery, Inc., a New York corporation, ("MKSR"), Mergerco merged with and into MKSR, and MKSR became a wholly owned subsidiary of the Registrant. The merger became effective June 13, 2003, (the "Effective Date,") however closing of the Agreement occurred on July 15, 2003.

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

The financial information included in this 10-QSB consists of MarketShare Recovery, Inc.'s results of operations for the three and nine months ending September 30, 2003 and 2002 and Health & Leisure, Inc.'s results of operations for the period from June 13, 2003 to September 30, 2003.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
----------------------------------------------

Net revenues increased by 368% from approximately $66,000 for the three months ended September 30, 2002 to approximately $308,000 for the three months ended September 30, 2003. The improvement in revenues was a result of revenue from new customers in which the Company is paid in freely-tradable marketable securities.

Cost of revenues as a percent of net revenues decreased from 85% of net revenues for the three months ended September 30, 2002 to 80% of net revenues for the three months ended September 30, 2003.

Selling, general and administrative expenses increased from approximately $19,000, or 28% of net revenues for the three months ended September 30, 2002, to approximately $65,000, or 21% of net revenues for the three months ended September 30, 2003 mainly due to the Company hiring outside consultants to implement business plans as well as to bring in business in 2003.

Net loss increased from approximately $9,000 for the three months ended September 30, 2002 to approximately $1,993,000 for the three months ended September 30, 2003. The increase was a result of the compensatory element of stock issuances of $1,964,739 for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
---------------------------------------------

Net revenues increased by 147% from approximately $241,000 for the nine months ended September 30, 2002 to approximately $595,000 for the nine months ended September 30, 2003. The improvement in revenues was a result of revenue from new customers in which the Company is paid in freely-tradable marketable securities.

Cost of revenues as a percent of net revenues improved from 78% of net revenues for the nine months ended September 30, 2002 to 72% of net revenues for the nine months ended September 30, 2003. The improvement was due to higher margin revenues.

Selling, general and administrative expenses increased from approximately $55,000, or 23% of net revenues for the nine months ended September 30, 2002, to approximately $143,000, or 24% of net revenues for the nine months ended September 30, 2003, mainly due to the Company hiring outside consultants to implement business plans as well as to bring in business in 2003.

Net loss increased from approximately $2,500 for the nine months ended September 30, 2002 to approximately $1,948,000 for the nine months ended September 30, 2003. The increase was a result of the compensatory element of stock issuances of $1,964,739 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities during the nine months ended September 30, 2003 amounted to approximately $12,000. The Company had cash and marketable securities of approximately $17,000 and $5,000, respectively, at September 30, 2003, as compared to approximately $5,000 and $65,000, respectively, at December 31, 2002.

The Company has no planned significant capital expenditures. Furthermore, the Company believes that its available cash and marketable securities and cash from operating activities are sufficient to fund its operations over the next twelve months.


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

IF WE FAIL TO EXECUTE OUR STRATEGY TO EXPAND INTO NEW MARKETS, THE MARKET FOR OUR SERVICES AND OUR POTENTIAL REVENUE WILL BE LIMITED.

The majority of our e-marketing clients to date have been online business-to-consumer retailers. We intend to expand our presence among clients in other consumer markets, in markets where the customers are businesses rather than consumers, and in international markets. If this strategy fails, the market for our services and our potential revenue will be limited. We have limited experience in these markets and may encounter obstacles, which we have not anticipated.

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

- Cause delays in delivering services.

- Require the payment of monetary damages, which may be tripled if the infringement is found to be willful.

- Result in an injunction, which would prohibit us from offering a particular service.

- Require us to enter into royalty or licensing agreements, which, if required, may not be available on acceptable terms.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed, as of September 30, 2003, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-14(c) and 15(d)-14(c)). Based on such evaluation, these persons have concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2003.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

              None

Item 2.  Changes in Securities and Use of Proceeds

              None

Item 3.  Defaults Upon Senior Securities

             None

Item 4.  Submission of Matters to Vote of Security Holders

             The Company's Board of Directors received shareholder approval obtained by written consent ("Shareholders Consents") in lieu of holding a meeting. The Shareholders Consents represent 9,277,668 of the 17,325,427 shares of common stock outstanding; which equates to a majority of the outstanding shares of common stock of the Company, which is required under Delaware law in order to effect 1) a ten-for-one reverse stock split of its shares of common stock, 2) amend the Company's articles of incorporation increasing the authorized number of shares of its Common Stock, par value $0.10 per share, from 30,000,000 shares to 50,000,000 shares, 3) to change the corporation's name from Health & Leisure, Inc. to MarketShare Recovery, Inc.

            The Company's Board of Directors received shareholder approval obtained by written consent ("Shareholders Consents") in lieu of holding a meeting. As previously disclosed in the Registrant's filing on Schedule 14F1 on July 14, 2003 and mailing to security holders, the Board of directors nominated, and elected by Shareholder Consents Ray Barton and Tim Schmidt to the Board of directors. Subsequent thereto the remaining members of the Board of directors resigned.


Director                 FOR               AGAINST               ABSTAIN
--------------       ------------       -------------         ------------
Ray Barton             9,277,668             0                  8,047,759

Tim Schmidt            9,277,668             0                  8,047,759

Item 5.  Other Information

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

          The following reports have been filed on Form 8-K during the quarter ended September 30, 2003.

          On July 1, 2003, MarketShare filed a current report on Form 8-K reporting that it had filed a press release reporting the signing of a merger agreement with MarketShare Recovery, Inc.

          On July 18, 2003, MarketShare filed a current report on Form 8-K reporting changes in the control of registrant, the acquisition of assets and the financial statements to accompany said acquisition.

          On July 21, 2003, MarketShare filed a current report on Form 8-K/A amending the current report on Form 8-K filed on July 18, 2003.

          On August 20, 2003, MarketShare filed a current report on Form 8-K to report changes in MarketShare's certifying accountant.

          On September 15, 2003, MarketShare filed a current report on Form 8-K/A to amend the current report on Form 8-K originally filed on July 18, to include the financial statements of MarketShare Recovery, Inc., as required by
Item 7(a) (4).



                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MARKETSHARE RECOVERY, INC.


Date:  November 21, 2003              -------------------------------------
                                      Raymond Barton,
                                      Chief Executive Officer


Date: November 21, 2003               -------------------------------------
                                      Timothy Schmidt,
                                      Chief Financial Officer