Form 10KSB
period 2003-12-31
MARKETSHARE RECOVERY INC
filed 2004-04-14
CIK 774657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)

              [ x ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 2003


            [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period

                   from ______________ to________________



                         Commission file number 0-15807



                        MARKETSHARE RECOVERY, INC.
                      ---------------------------------
               (Name of small business issuer in its charter)


            DELAWARE                                  31-1190725
      ----------------------                        --------------
   (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)              (Identification No.)


     95 Broadhollow Road Suite 101, Melville New York        11747
    -------------------------------------------------      ----------
         (Address of principal executive offices)          (Zip Code)


                                 (631) 385-0007
                            -------------------------
                            Issuer's telephone number


      Securities registered under Section 12(b) of the Exchange Act:

                                      None
                             -------------------
      Title of each class Name of each exchange on which registered



      Securities registered under Section 12(g) of the Exchange Act:


                           Common Stock Par Value $.10
                       ------------------------------
                                (Title of class)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

State issuer's revenues for its most recent fiscal year.  $674,146

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $1,395,575 based upon the average bid and asked price of $0.125 as reported by the OTC Bulletin Board as of April 12, 2004.

     The Company had 45,702,256 shares of common stock outstanding, as of April 12, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None


Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [x]

                                     PART I
Item 1.  Description of Business........................................4

Item 2.  Description of Property........................................5

Item 3.  Legal Proceedings..............................................5

Item 4.  Submission of Matters to a Vote of Security Holders............5


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder
 Matters................................................................5

Item 6.  Management's Discussion and Analysis or Plan of
Operation..............................................................10

Item 7.  Financial Statements..........................................20

Item 8.  Changes in and Disagreements with Accountants on
 Accounting and Financial Disclosure...................................20

Item 8A  Controls and Procedures.......................................20


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant............21

Item 10. Executive Compensation........................................22

Item 11. Security Ownership of Certain Beneficial Owners and
Management.............................................................23

Item 12.  Certain Relationships and Related Transactions...............23

Item 13.  Exhibits and Reports on Form 8-K.............................24

Exhibit Index..........................................................24

Item 14.  Principal Accountant Fees and Services.......................26

Signatures.............................................................27


                                     PART I
INTRODUCTORY COMMENT

      Throughout this Annual Report on Form 10-KSB the terms "we," "us," "our," "MarketShare" and "our company" refer to MarketShare Recovery, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly owned subsidiary MarketShare Recovery, Inc. a New York corporatoin.



                           FORWARD-LOOKING STATEMENTS

         The Company makes forward-looking statements in filings with the Securities and Exchange Commission (including this Annual Report on Form 10KSB and exhibits thereto) that are subject to risks and uncertainties. These forward-looking statements include: statements of goals,intentions, and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses, market risk, and off-balance sheet arrangements;and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, the Company's actual future results may differ materially from those indicated. In addition, the Company's past results of operations do not necessarily indicate its future results.


Item 1. Description of Business.

Background

         The Company was incorporated on March 13, 1985, under the laws of the State of Utah with the name Univenture Capital Corp. The Company was organized to engage in any lawful business and had no specific business plan except the investigation, analysis, and possible acquisition of business opportunities.

         On August 29, 1986, the Company acquired all of the outstanding stock of Health & Leisure Inc., a Delaware corporation which subsequently changed its name to Entre Vest, Inc. ("Entre Vest"), in a transaction in which a subsidiary of the Company merged with and into Entre Vest and the former stockholders of Entre Vest obtained a controlling interest in the Company. The Company subsequently changed its own name from Univenture Capital Corp. to Health & Leisure, Inc. and changed its state of incorporation from Utah to Delaware. Entre Vest was incorporated on June 6, 1985, under the laws of the State of Delaware. On June 13, 2003 Health & Leisure entered into an Acquisition
Agreement and Plan of Merger (the "Merger Agreement"), by and among the Registrant; Venture Sum, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant ("Mergerco"); and MarketShare Recovery, Inc., a New York corporation, ("MKSR"), Mergerco merged with and into MKSR, and MKSR became a wholly owned subsidiary of the Registrant. The parent company, Health & Leisure, Inc. changed its name to MarketShare Recovery to reflect the identity and business of its only operating subsidiary. ( The Company and its subsidiaries are referred to herein as the "Company.")

     On November 25, 2003 Dominix, Inc. a Delaware corporation traded on NASDAQ electronic bulletin board (DMNX) and MarketShare entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which Dominix, subject to certain conditions, would acquire all of the outstanding capital stock of MarketShare Recovery, Inc., a New York corporation and wholly owned subsidiary of MarketShare (MarketShare Sub). The parties have determined that it is in their mutual best interest to terminate the Stock Purchase Agreement.

Business

      The Registrant's operating subsidiary MarketShare Recovery was incorporated in New York in November 2000. MarketShare Recovery is a provider of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted applications and technology infrastructure.

Solutions

      We provide comprehensive solutions for creating and executing online direct marketing programs. Our solutions are designed to enable marketers to build the foundation required to develop online direct marketing programs, reach new customers, and maximize the value of existing customers. Our solutions consist of the following offerings:

Campaign Services

      Campaign Services provides marketers with an account representative to efficiently execute their online direct marketing programs. Based upon a marketer's guidance, the Campaign Services representative targets, tests and executes email marketing campaigns. Marketers maintain control and visibility over the entire process.

Program Services

      Program Services provides marketers with an specialist designed to proactively build and manage their online direct marketing programs around their email marketing goals. The Program Services specialist delivers insight, analysis and management to optimize the value of online customer relationships.

Customer Acquisition

      Customer acquisition is a full service marketing offering that enables clients to cost-effectively reach new prospects and drive online revenue by converting prospects into customers. MarketShare Recovery helps clients achieve superior results by providing access to a rich base of prospect sources, negotiating exceptional rates and optimizing campaigns to reach the highest value customers. Our Customer Acquisition clients receive full-service program management, including strategic media plan development, comprehensive testing and results analysis.

Professional Services

      Professional services can be utilized by clients to enhance marketing programs and improve results. MarketShare Recovery offers clients services to fulfill online direct marketing needs in each of the following categories:
Strategy, Analysis, Data Management, Solutions Engineering, Web Development, Creative and Design and Media Planning.

Information Distribution

      Information distribution services are provided by the Company to clients who wish to publicly announce to the marketplace corporate developments, new product offerings and business opportunities. MarketShare Recovery will distribute to its client's desired demographic coverage of those significant events to our clients businesses.

Sales and Marketing

      We sell our products and services in the United States through a sales and marketing organization that consisted of 7 employees as of December 31, 2003. These employees are located at our office in Melville, New York.

Clients

      Our clients consist of a diverse group of companies operating in many industries primarily throughout the United States, principally e-commerce oriented businesses.


Competition

      The market for online direct marketing services is highly competitive and rapidly evolving and experiences rapid technological change. We expect competition to increase significantly in the future because of the attention the Internet has received as a means of advertising and direct marketing and because there are limited barriers to entry into our market.

      We believe that the factors on which we successfully compete include:

      -     Credibility of clients and their willingness to act as references.

      -     Quality of online direct marketing services.

      -     Technology-enhanced service offerings.

      -     Sophistication and reliability of technology.

      -     Speed of implementation of online direct marketing campaigns.

      -     Cost-effective online direct marketing solutions.

      -     Measurable results.

      Although we believe that our solutions currently compete favorably as to each of these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors.

      Our principal competitors include providers of online direct marketing solutions such as DoubleClick, Responsys, Cheetahmail, CMGI's Yesmail (through its recent acquisition of Post Communications), eDialog, Digital Ipact and Clickaction, as well as the in-house information technology departments of our existing and prospective clients.

      In addition, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. In the future, we may experience competition from Internet service providers, advertising and direct marketing agencies and other large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels and could develop, market or resell a number of online direct marketing solutions. These potential competitors may also choose to enter, or have already entered, the market for online direct marketing by acquiring one of our existing competitors or by forming strategic alliances with a competitor.

      Many of these potential competitors have broad distribution channels and they may bundle competing products or services. As a result of future competition, the demand for our services could substantially decline. Any of these occurrences could harm our ability to compete effectively.

Government Regulation

      The Federal government of the United States has enacted "CAN-SPAM Act of 2003," which became effective on January 1, 2004 restricting the sending of unsolicited commercial email. The "Act" generally limits or prohibits both the transmission of unsolicited commercial emails and requires unsolicited commercial e-mail messages to be labeled as such and to include opt-out instructions and the sender's physical address. It prohibits the use of deceptive subject lines and false headers in such messages. The Act further authorizes the FTC (but does not require) the establishment of a "do-not-email" registry. State laws that require labels on unsolicited commercial e-mail or prohibit such messages entirely are pre-empted, although provisions merely addressing falsity and deception would remain in place. We believe that our current suite of services are not affected by such legislation because the list management practices that we espouse to our clients are intended to prevent the sending of unsolicited commercial email. We cannot assure you that future legislation or the application of existing legislation will not harm our business.

Seasonality

      The traditional direct marketing industry has typically generated lower revenue during the summer months and higher revenue during the calendar year-end months. We believe our business is affected by similar revenue fluctuations, but we are unable to isolate and predict the magnitude of these effects.

Employees

      As of December 31, 2003, we had a total of 5 full-time employees and 2 part time employees. Our future performance depends upon the continued service of our existing personnel. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.



MANAGEMENT

     The following table sets forth the names and ages of directors and executive officers of the Company.

Name                Age       Position(s)
-------------       ---       -----------------------------------
Ray Barton           34       Chief Executive Officer, Chief Technology
                              Officer President, and Chairman of the Board

Timothy Schmidt      35      Chief Financial Officer and Director


Ray Barton

     Mr. Barton has served as president and a director for MarketShare Recovery, Inc. an Internet Direct Marketing firm, which specializes in acquisition and resale of user demographic data and targeted e-mail marketing where, Mr. Barton's duties include managing the day to day operations of the business, marketing and managing the Company's growth. Upon the registrant's acquisition of MarketShare Recovery, Mr. Barton assumed the role of president, CEO and chairman of the registrant. As president of the parent company and subsidiary Mr. Barton is responsible for the Company's operations. Mr. Barton also serves as Chairman of the Board of Directors, Chief Operating Officer and Chief Technology officer of Jade Entertainment group, Inc. a specialty website directory and distributor of adult oriented content. Prior thereto Mr. Barton was a stock broker at Meyers Pollock Robbins, and at Continental Broker Dealers where he served as a retail broker. Mr. Barton also served as, Business Development Manager with PcQuote, Inc. and was in charge of developing business contacts and negotiating joint ventures. Prior to that Mr. Barton served as Executive Vice President of Financialweb.com, where his responsibilities included managing the production of online content. Mr. Barton served as the CEO and President of Thinkersgroup, Inc. a mobile wireless software developer, where he developed the Company's business plan, assembled a management team and oversaw day to day operations. Mr. Barton attended the State University of New York at Farmingdale, and received a Bachelor of Arts Degree in criminal justice from New York City Police Academy in 1991.

Timothy Schmidt

     During the last five years; Mr. Schmidt has been a principal at MarketShare Recovery, Inc., the wholly owned subsidiary of the registrant, an Internet Direct Marketing firm, which specializes in acquisition and resale of user demographic data, and targeted e-mail marketing where Mr. Schmidt's duties include overseeing operations, accounting, human resources, and administration. Upon the registrant's acquisition of MarketShare Recovery, Mr. Schmidt assumed the role of vice president and CFO of the registrant. As vice president of the parent company and subsidiary Mr. Schmidt is responsible for the Company's accounting, human resources, and administrative needs. Mr. Schmidt also serves as vice president of Jade Entertainment Group, Inc. a specialty website directory and distributor of adult oriented content. Prior to that Mr. Schmidt served as Chief Operating Officer for thinkersgroup.com, a developer of wireless software applications where he managed company operations, administration and human resources. Mr. Schmidt attended the State University of New York at Farmingdale where he studied Business Administration from 1989 through 1991.

Item 2. Description of Property.

      Our offices are located in Melville, New York, where we lease approximately 1,100 square feet at a cost of $28,000 for the first year with increases of 4.76% for each year thereafter for the term of the 5 year lease that expires in 2008. Our annual rent is payable in twelve equal monthly installments.


Item 3. Legal Proceedings.

      As of the date hereof, we are not a party to any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Our common stock has been quoted on the OTCBB under the symbol MSRY since August 29, 2003. Prior to which the Company traded under the symbol HLLS. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the OTCBB. These quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions:

                                            2003

                                   High             Low
COMMON STOCK
-------------------               -----            -----
    First quarter                 $0.10            $0.10
    Second quarter                $3.70            $0.00
    Third quarter                 $3.25            $0.25
    Fourth quarter                $1.55            $0.10


                                           2002

                                  High               Low
                                  ----               ---
COMMON STOCK
--------------------
      First Quarter               $2.00             $0.20
      Second Quarter              $0.80             $0.20
      Third Quarter               $0.60             $0.20
      Fourth Quarter              $0.40             $0.10


      All prices are split adjusted to reflect a reverse 1:10 stock split which occurred on August 29, 2003.

     On December 31, 2003, the last sale price of our common stock reported by the OTCBB was $0.14 per share. On April 12, 2004 the last sale price of our common stock reported by the OTCBB was $0.10 per share.

     As of April 12, 2004, the approximate number of common stockholders of record was approximately 550.

     The Company has never declared or paid any cash dividends on its capital stock and currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

      During February 2004, the Company issued 143,825 shares of its common stock to each of the two officers of the Company and 36,000 shares of its common stock to a consultant.


(b) Unregistered Sales of Equity Securities.


     No sales of unregistered securities were made.


Item 6. Management's Discussion and Analysis or Plan of Operation.

                    FORWARD-LOOKING STATEMENTS; MARKET DATA

The discussion in this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

We make forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and, Results of Operations" below. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Annual Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this annual report. This discussion should not be construed to imply that the results discussed in this annual report will necessarily continue into the future or that any conclusion reached in this annual report will necessarily be indicative of actual operating results in the future. The discussion represents only the best present assessment of management.

Pursuant to an Acquisition Agreement and Plan of Merger dated June 13, 2003 (the "Merger Agreement"), by and among Health & Leisure, Inc (the "Registrant");
Venture Sum, Inc.,a Delaware corporation and a wholly owned subsidiary of Registrant ("Mergerco"); and MarketShare Recovery, Inc., a New York corporation, ("MKSR"), Mergerco merged with and into MKSR, and MKSR became a wholly owned subsidiary of the Registrant. The merger became effective June 13, 2003, (the "Effective Date,") however closing of the Agreement occurred on July 15, 2003. Subsequently, Health & Leisure, Inc. filed an amendment to its certificate of incorporation and thereby changed its name to MarketShare Recovery, Inc.

MarketShare Recovery the parent company's operating subsidiary similarly named MarketShare Recovery, Inc. was incorporated in New York in November 2000. The subsidiary, MarketShare Recovery, Inc. is a provider of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted applications and technology infrastructure.

We derive our revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns and additional services provided by our Professional Services organization, including the development and execution of Customer Acquisition programs. Revenue for direct marketing and acquisition campaigns are recognized when persuasive evidence of an arrangement exists, the campaign has been sent, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Revenue generated by our professional service organization is typically recognized as the service is provided.

Currently our ability to grow is constrained by our inability to service our existing customer base and their present demands, this is due to limitations of our existing technology infrastructure. We have recently upgraded our systems and plan to continue expanding our technology infrastructure to meet our current and projected future needs. Upon said expansion We anticipate being able to execute campaigns more efficiently and expeditiously. This will enable our sales associates to sell more campaigns and resultingly generate additional revenues. We also plan to launch additional product offerings which will allow our sales associates to up-sell and cross promote/sell the services we offer to our existing customers as well as to prospective customers.

Our principal customers and target market are e-commerce, consumer oriented product and service companies. We work with these customers, who are typically engaged is selling products via the internet, by driving traffic to their respective websites. This is accomplished through CPA and CPM campaigns, CPM campaigns or cost per thousand campaigns are programs which generate revenues based on service fees collected for delivering a specific pre-established number of e-mails to prospective customers, these fees vary based on the specificity of the demographic of the intended recipients. CPA campaigns are performance based campaigns, the earning potential of these type of campaigns is significant and as we expand our infrastructure we intend to allocate a certain portion of our resources to executing these performance based campaigns.

The financial information included in this 10KSB consists of MarketShare Recovery, Inc.'s (New York) results of operations for the twelve months ending December 31, 2003 and 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of those accounting policies can be found in the footnotes to the consolidated financial statements included elsewhere in this report. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

Revenue Recognition
--------------------

Revenue recognition. We generate revenue from the sale of solutions that enable businesses to proactively communicate with their customers online.

MarketShare Recovery applies the provisions of Staff Accounting Bulletin 104 "Revenue Recognition" and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer Marketing revenues are recognized upon sending of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client's service agreement. Customer Acquisition revenues are derived primarily from programs that assist clients in marketing their respective products or services. Customer Acquisition programs fall into two general categories: CPM mailing programs and CPA campaign programs. CPM mailing programs involve the execution and delivery of email campaigns to a defined number of individuals based on a fixed fee per number of e-mails delivered. The CPM, which stands for cost per thousand will vary based on the specificity of the demographic to whom the campaign is delivered to. CPA campaign programs are performance based campaigns which involve the execution and delivery of email campaigns wherein we are paid either a flat fee of a percentage of a successful sale or acquisition of a customer by one of our clients.

We assess probability of collection based on a number of factors, including our past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers may be subject to a credit review process which evaluates the customers' financial position and ultimately their ability to pay according to the original terms of the arrangement. Based on our review process, if it is determined from the outset or during the term of an arrangement that collection of the resulting receivable is not reasonably assured, then revenue is recognized on a cash-collected basis.

Results of Operations
---------------------

Comparison of Years Ended December 31,2003 and 2002
-----------------------------------------

Our net revenues increased by 119% from $308,317 for the twelve months ended December 31, 2002 to $674,146 for the twelve months ended December 31, 2003. The increase in revenues was a result of our expansion of products and services which has grown our customer base to include new customers who operate in the public market space and have in certain instances paid the Company in freely tradable marketable securities. We have also grown our sales force adding experienced salesmen with proven sales experience, these individuals have been successful in generating additional revenues for the Company by upselling and cross promoting certain of the Company's product offerings. Cost of revenues as a percent of net revenues improved from 76% of net revenues for the twelve months ended December 31, 2002 to 70% of net revenues for the twelve months ended December 31, 2003. The improvement was due to higher margins.

Selling, general and administrative expenses increased by $2,143,695 for the twelve months ended December 31, 2003. This increase is due in large part to the company's hiring of outside consultants and issuance of common stock for services. The consultants are charged with the task of implementing plans to further expand our product offerings, increase customer acquisition and facilitate and expedite implementation of these plans.

Our, (Loss) / Income before provision for income taxes decreased from $1,835 for the twelve months ended December 31, 2002 to $(2,024,629) for the twelve months ended December 31, 2003. The decrease was a result of stock issued as compensation for services rendered, said shares of stock were issued and accounted for based on the market value at the time of issuance. The value of those services may not be commensurate with the market value of the shares when issued, book value, liquidity and other factors were significant in making these determinations.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities during the twelve months ended December 31, 2003 amounted to $(49,920). The Company had cash and marketable securities of $9,877 and $37,925 respectively, at December 31, 2003, as compared to $4,697 and $65,450 respectively, at December 31, 2002.

Beginning in 2004 the Company has expanded the manner in which the Company can accept payment from customers, previously we only accepted cash, like cash instruments and company check however, We can now accept payment by all major credit cards, by phone and have implemented an auto-draft system which is a billing system which allows us to directly debit funds from customers bank accounts. We anticipate that these additional payment options will allow us to sell our customers additional services and up-sell and cross-promote our different product offerings by allowing our customers the ability to extend their payment options, establish recurring billing. Although there can be no assurance, we feel that these additional payment options should positively impact revenues and cash flow.

Throughout 2003 the company has made significant upgrades to its database and emailing technology. We have greatly increased capacity and can process and execute campaigns faster and more efficiently. In addition We now have the ability to evaluate the overall success of our campaigns by tracking how many people viewed the campaign. We can also generate detailed reports to show the customer how successful the campaign was, how many ads and emails were sent and received by the intended recipients and whether the campaign generated leads, sales or impressions. Our upgrades have also improved our ability to sort and analyze data to generate customized reports for our customers.

In view of our accumulated deficit and recurring losses, our auditors have added an explanatory paragraph to their report on our financial statements stating that there is substantial doubt about our ability to continue as a going concern. In this regard management is adopting a plan for the development of our video and website product lines as well as seeking additional capital through the private sale of our debt or equity securities. There is no assurance that we will complete any financing or that we will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to fund development expenditures and incur losses until we are able to generate sufficient income and cash flows to meet such expenditures and other requirements. We do not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income tax and marketing related agreements with our affiliates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                                  RISK FACTORS

BECAUSE OF OUR LIMITED OPERATING HISTORY AND THE EMERGING NATURE OF THE EMARKETING INDUSTRY, ANY PREDICTIONS ABOUT OUR FUTURE REVENUES AND EXPENSES MAY NOT BE AS ACCURATE AS THEY WOULD BE IF WE HAD A LONGER BUSINESS HISTORY, AND WE CANNOT DETERMINE TRENDS THAT MAY AFFECT OUR BUSINESS.

     Our operating subsidiary MarketShare Recovery was incorporated in November 2000 and first recorded revenue in 2001. Our limited operating history makes financial forecasting and evaluation of our business difficult. Since we have limited financial data, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history. Because of the emerging nature of the e-marketing industry, we cannot determine trends that may emerge in our market or affect our business. The revenue and income potential of the e-marketing industry, and our business, are unproven.


OUR OPERATING RESULTS HAVE VARIED SIGNIFICANTLY IN THE PAST AND ARE LIKELY TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD, AND OUR STOCK PRICE MAY DECLINE IF WE FAIL TO MEET THE EXPECTATIONS OF INVESTORS.

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


IF BUSINESSES AND CONSUMERS FAIL TO ACCEPT E-MARKETING AS A MEANS TO ATTRACT NEW CUSTOMERS, DEMAND FOR OUR SERVICES MAY NOT DEVELOP AND THE PRICE OF OUR COMMON STOCK WOULD DECLINE.

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


IF WE  FAIL TO INTRODUCE  NEW SERVICES OUR REVENUES MAY NOT INCREASE.

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

     We expect that our technologies may experience an increase in third- party infringement claims as the number of our competitors grows. In addition, we believe that many of our competitors have filed or intend to file patent applications covering aspects of their technology that they may claim our intellectual property infringes. We cannot be certain that third parties will not make a claim of infringement against us relating to our technology. Any claims, with or without merit, could:

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


IF WE ARE UNABLE TO SAFEGUARD OUR DATA, OUR REPUTATION MAY BE HARMED AND WE MAY BE EXPOSED TO LIABILITY.

     We may from time to time retain confidential customer information in our servers. We cannot assure you, however, that we will be able to prevent unauthorized individuals from gaining access to this data. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. Any unauthorized access to our servers could result in the misappropriation of confidential customer information or cause interruptions in our services. It is also possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. In addition, our reputation may be harmed if we lose customer information maintained in our data warehouse due to systems interruptions or other reasons.


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

NEW REGULATION OF AND UNCERTAINTIES REGARDING THE APPLICATION OF EXISTING LAWS AND REGULATIONS TO, E-MARKETING AND THE INTERNET, COULD PROHIBIT, LIMIT OR INCREASE THE COST OF OUR BUSINESS.

     The Federal government of t he United States has enacted "CAN-SPAM Act of 2003," which became effective on January 1, 2004 restricting the sending of unsolicited commercial email. The "Act" generally limits or prohibits both the transmission of unsolicited commercial emails and requires unsolicited commercial e-mail messages to be labeled as such and to include opt-out instructions and the sender's physical address. It prohibits the use of deceptive subject lines and false headers in such messages. The Act further authorizes the FTC (but does not require) the establishment of a "do-not-email" registry. State laws that require labels on unsolicited commercial e-mail or prohibit such messages entirely are pre-empted, although provisions merely addressing falsity and deception would remain in place. We believe that our current suite of services are not affected by such legislation because the list management practices that we espouse to our clients are intended to prevent the sending of unsolicited commercial email.

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


INTERNET-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

     The stock market and specifically the stock prices of internet- related companies have been very volatile. Because we are an internet- related company, we expect our stock price to be similarly volatile. As a result of this volatility, the market price of our common stock could significantly decrease. This volatility is often not related to the operating performance of the companies and may accordingly reduce the price of our common stock without regard to our operating performance.

Item 7. Financial Statements.


Reports are contained starting Page F-1


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective August 11, 2003, the Board of Directors of MarketShare Recovery, Inc. formerly Health & Leisure, Inc. (the "Company") voted to dismiss HJ & Associates, LLC ("HJ") as the Company's independent accountants for the year ending December 31, 2003.

     Our records indicate that on August 12, 2003, Health and Leisure, Inc. sent a letter dismissing HJ & Associates, LLC of their accounting services. The Company records reflect that this letter was mailed by the Company.

     HJ & Associates, LLC advised us that they were not aware of their dismissal as independent auditors until September 22, 2003. We understand that upon learning of their dismissal, HJ & Associates responded to the Form 8-k, filed by Health & Leisure Inc. in a timely manner. See Exhibit 16.1 as attached to the amended form 8-k filed March 5, 2004.

     Except  as  described  in  the  following  sentence,  the  reports  of HJ &
Associates, LLC on the financial statements of the company for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of HJ & Associates, LLC on the financial statements of the company for the fiscal year ended December 31, 2002 was modified to express substantial doubt regarding the company's ability to continue as a going concern.

     In addition, during the Company's two most recent fiscal years and through September 22, 2003 there was no disagreement with HJ & Associates, LLC on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of HJ & Associates, LLC would have caused HJ & Associates, LLC to make reference to the subject of that disagreement in its reports on the Company's financial statements for those fiscal periods.


     On August 12, 2003, Marcum & Kliegman LLP ("MKLLP") was engaged as the Company's new independent accountants. During the two most recent fiscal years and the interim period preceding the engagement of MKLLP, the Company has not consulted with MKLLP regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report or oral advice was provided to the Company by MKLLP that MKLLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or a reportable event, as those terms are used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

     Pursuant to provisions of the Securities Exchange Act of 1934, the Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, for the Company. They have designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to them by others within the Company, particularly during the periods when the Company's quarterly and annual reports are being prepared.

Changes in Internal Controls. During the fourth quarter of fiscal year 2003, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be a reportable condition, but not material weaknesses, under standards established by the American Institute of Certified Public Accountants. The reportable condition relates to the December 31, 2003 financial close process. Certain adjustments were identified in the annual audit process, related to the accounting for stocks received by customers, payment of commissions with marketable securities, as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2003.

Given these reportable conditions, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2003 fairly present, in all material respects, our financial condition and results of operations.

The reportable conditions have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we have contracted a full time CPA who will act as our CFO and will assist in the preparation of our financial statements, 10qsb's and 10ksb's. We have completed a full review of our revenue recognition policy and practices and have implemented a number of process improvements. We intend to complete a review of our financial close process and define and implement needed improvements in the quarter ending March 31, 2004.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The members of the Board of Directors serve until the next annual meeting of shareholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company:


Name                     Age       Position           Held Position Since
----                      --       --------           -------------------
Ray Barton                34       President,
                                   Chairman and CEO           2003
Tim Schmidt               35       Vice president,
                                   CFO and Director           2003

Ray Barton

Ray Barton, President, Chairman and Chief Executive Officer, has been the president, director and Chief Executive Officer since August 28, 2003.


     Mr. Barton has served as president and a director for MarketShare Recovery, Inc. an Internet Direct Marketing firm, which specializes in acquisition and resale of user demographic data and targeted e-mail marketing where, Mr. Barton's duties include managing the day to day operations of the business, marketing and managing the Company's growth. Upon the registrant's acquisition of MarketShare Recovery, Mr. Barton assumed the role of president, CEO and chairman of the registrant. As president of the parent company and subsidiary Mr. Barton is responsible for the Company's operations. Mr. Barton also serves as Chairman of the Board of Directors, Chief Operating Officer and Chief Technology officer of Jade Entertainment group, Inc. a specialty website directory and distributor of adult oriented content. Prior thereto Mr. Barton was a stock broker at Meyers Pollock Robbins, and at Continental Broker Dealers where he served as a retail broker. Mr. Barton also served as, Business Development Manager with PcQuote, Inc. and was in charge of developing business contacts and negotiating joint ventures. Prior to that Mr. Barton served as Executive Vice President of Financialweb.com, where his responsibilities included managing the production of online content. Mr. Barton served as the CEO and President of Thinkersgroup, Inc. a mobile wireless software developer, where he developed the Company's business plan, assembled a management team and oversaw day to day operations. Mr. Barton attended the State University of New York at Farmingdale, and received a Bachelor of Arts Degree in criminal justice from New York City Police Academy in 1991.



Timothy Schmidt

Tim Schmidt, CFO, has been a director since August 28, 2003.

     During the last five years; Mr. Schmidt has been a principal at MarketShare Recovery, Inc., the wholly owned subsidiary of the registrant, an Internet Direct Marketing firm, which specializes in acquisition and resale of user demographic data, and targeted e-mail marketing where Mr. Schmidt's duties include overseeing operations, accounting, human resources, and administration. Upon the registrant's acquisition of MarketShare Recovery, Mr. Schmidt assumed the role of vice president and CFO of the registrant. As vice president of the parent company and subsidiary Mr. Schmidt is responsible for the Company's accounting, human resources, and administrative needs. Mr. Schmidt also serves as vice president of Jade Entertainment Group, Inc. a specialty website directory and distributor of adult oriented content. Prior to that Mr. Schmidt served as Chief Operating Officer for thinkersgroup.com, a developer of wireless software applications where he managed company operations, administration and human resources. Mr. Schmidt attended the State University of New York at Farmingdale where he studied Business Administration from 1989 through 1991.


     The Company has not established an Audit Committee of the Board of Directors, or any other committee of the Board.

     The Company has adopted a code of ethics that applies to its principal executive and financial officers.

Item 10. Executive Compensation.

     The following table sets forth certain summary information concerning the compensation paid or accrued for each of the last three fiscal years to the Company's Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period:


                                                                        Securities
 Name                                           Other                    Under-            All
 and                                            Annual      Restricted   lying      LTIP   Other
 Principal                                      Compen-       Stock      Options/   Pay-   Compen-
 Position        Year    Salary(1)   Bonus      sation($)    Award(s)    SARs       Outs   sation
 --------        ----    ------      -----      ------       --------    ----       ----   ------
Ray Barton       2003     $ -      $   -        65,900
Chief Executive
Officer
President

Tim Schmidt      2003     $ -      $   -        39,600
Chief Financial
Officer

------------------------


     There have been no stock option grants to, or option exercises by, executive officers.

     Directors are not paid compensation.

Item 11.  Security   Ownership  of  Certain  Beneficial  Owners   and
Management and Related  Stockholder Matters.

     The following table sets forth information relating to the beneficial ownership of the Company's Common Stock as of April 6, 2004 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of the Company's directors and executive officers. The percent ownership included in the following is based on 45,702,256 shares of Common Stock outstanding as of April 12, 2004.


Security Ownership of Certain Beneficial Owners

  (1)               (2)                 (3)              (4)
                                   Amount and Nature
Title of     Name and Address of   of Beneficial       Percent of
Class        Beneficial Owner      Owner               Class
--------     ----------------      ------------         -------
Common
Stock         Ray Barton            17,268,825            37.8


Common
Stock         Tim Schmidt           17,268,825            37.8



Security Ownership of Management

  (1)               (2)                 (3)              (4)
                                   Amount and Nature
Title of     Name and Address of   of Beneficial       Percent of
Class        Beneficial Owner      Owner               Class
--------     ----------------      ------------         -------

Common
Stock         Ray Barton            17,268,825            37.8

Common
Stock         Tim Schmidt           17,268,825            37.8

All directors and executive
 officers as a group (2 persons)    34,537,650            75.6

-------------------------------
(2) The address of each of the executive  officers and directors  is
c/o   MarketShare  Recovery, Inc., 95  Broadhollow  Road  Suite 101,
Melville New York 11747.

(3) Shares of common stock are owned directly by Messrs. Barton and Schmidt


Item 12. Certain Relationships and Related Transactions.

    On June 13, 2003 the Company, formerly known as Health & Leisure entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement"), with MarketShare Recovery, Inc., a New York corporation. In connection with said merger, a Promissory Note was delivered to H & L Concepts, Inc. ("H & L") by MarketShare Recovery, the New York corporation. H & L was previously a subsidiary of the registrant but at the time of the making of the Note, to the best of our knowledge, was soley owned by Mr. Robert Feldman, the Company's former president, CEO, chairman. The Promissory Note constituted partial payment for a controlling interest in the Company, previously owned by Mr. Feldman Mr. Ray Barton and Mr. Tim Schmidt, the Company's current executive officers and directors have since purchased the Promissory Note from H & L for the full value of the Note, in accordance with the terms of the Note. The Company and Messrs. Barton and Schmidt have since ratified the non material parts of the Note to reflect thier ownership and address'. The terms of repayment, including the interest rate and payment schedule have not been modified in any way.


     On November 25, 2003 Dominix, Inc. a Delaware corporation traded on NASDAQ electronic bulletin board (DMNX), Jade Entertainment Group, a company controlled by Messrs. Barton and Schmidt the executive officers, directors and controlling shareholders of our Company and our Company entered into a series of agreements. Upon execution of the agreements Jade and DMNX are to merge and Our Company was to enter into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which Dominix, subject to certain conditions, would acquire all of the outstanding capital stock of our wholly owned New York subsidiary also named MarketShare Recovery, Inc. (MarketShare Sub). The parties have determined that it is in their mutual best interest to terminate the Stock Purchase Agreement and the MarketShare Sub is not to be sold. In consideration of the dissolution and release of any claims against the Company We have entered into an agreement with DMNX to license certain portions of our opt-in database for a fixed term.

Marketing Agreement. The Company had a marketing agreement with a company that is controlled by the Company's majority stockholder. The agreement was on a month-to-month basis and called for receipt of $5,000 per month ending during 2002. The Company received approximately $26,000 during 2002 relating to this agreement.

Sub-lease Agreement. The Company had a sub-lease agreement with a company that is controlled by the Company's majority stockholder. The agreement provided for the use of office space, office equipment, telephone, internet access and other amenities as needed to the related party. The amount of monthly rent collected was not to exceed $1,800 per month and the agreement was month to month, which ended during 2002. The Company received approximately $9,000 during 2002 relating to this agreement.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   LISTING OF FINANCIAL STATEMENTS

                  The  following   financial   statements  of  the  Company  are
                  incorporated by reference in Item 7:

                           Independent Auditors' Report.

                           Consolidated Balance Sheet at December 31, 2003.

                           Consolidated Statement of Operations for the Years Ended December 31, 2003 and 2003, and for the period March 13, 1985 (Inception) through December 31, 2003.

                           Statement of Shareholders' Equity (Deficit) for the period March 13, 1985 (Inception) through December 31, 2003.

                           Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, and for the period March 13, 1985 (Inception) through December 31, 2003.

                           Notes to Consolidated Financial Statements for the years ended December 31, 2003 and 2002.

         (a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES

                     None.

         (a)(3)   The following exhibits  are  included  as part of this report:

                                                                         If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                 Description of Exhibit                               Previously Filed with SEC
  ---                 ----------------------                               -------------------------
  3.1        Certificate of Incorporation                     Annual Report on Form 10-K for the year ended
                                                              December 31, 1987, filed March 30, 1988 (see
                                                              Exhibit 1(A) therein).

  3.1        Certificate of Amendment to Certificate          Annual Report on Form 10-K for the year ended
             of Incorporation filed May 2, 1988               December 31, 1988 filed December 28, 1989 (see
                                                              Exhibit 1(B) therein).

  3.1        Certificate of Amendment to Certificate          Annual Report on Form 10-K for the year ended
             of Incorporation filed September 12, 1990        December 31, 1990 filed April 15, 1991 (see Exhibit
                                                              1(C) therein).

  3.1.1      Certificate of Amendment to Certificate          Contained herein.
             of Incorporation filed August  26, 2003

  3.1.2      Certificate of Amendment to Certificate          Contained herein.
             of Incorporation filed August  28, 2003

  3.2        Bylaws                                           Contained herein.

  4          Designation of Preference with respect           Annual Report on Form 10-KSB for the year ended
             to Series A Preferred Stock, filed               December 31, 2000, filed April 2, 2001 (see
             August 23, 2000                                  Exhibit 1(D) therein).

  4.1        Amended Designation of Preference with           Current Report on Form 8K, filed July 18,2003
             respect to Series A Preferred Stock,             (See Exhibit 4 therein).
             filed  August 23, 2000

  16         Letter on Change In Certifying Accountants       Current Report on Form 8K, filed August 20,
                                                              2003
                                                              and an amendment thereto on Form 8K/a filed
                                                              March 5, 2004.

  21         List of Subsidiaries                             Contained herein.

  23         Consent of Counsel                               Registration Statement on Form S-8, filed
                                                              September 18, 2003 (See Exhibit 5 therein)

  23         Consent of Independent                           Public Registration Statement on Form S-8, filed
             Account Marcum & Kliegman LLP                    September 18, 2003 (See Exhibit 8 therin)


  31.1       Certification of Chief Executive Officer         Contained herein.
             pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002

  31.2       Certification of Chief Financial Officer         Contained herein.
             pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002

  32.1       Certifications of Chief Executive Officer        Contained herein.
             and Chief Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act
             of 2002

  32.2       Certifications of Chief Executive Officer        Contained herein.
             and Chief Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act
             of 2002

  99.1       Form of Promissory Note dated June 13, 2003      Current Report on Form 8K, filed July 18,2003
             Maker, MarketShare Recovery to holder            (See Exhibit 2 therein).
             H & L Concepts,Inc.

  99.2       Code of Ethics, as Adopted by the Board          Contained herein.
             of Directors

-----------------------

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the fourth quarter of 2003.

         (c)      EXHIBITS

                  The exhibits in response to this portion of Item 13 are submitted as a separate section of this report following the signatures.

Item 14. Principal Accountant Fees and Services.

Audit  Fee
----------

     The aggregate fees billed for the most recent fiscal year for professional services rendered by the principal accountant for the audit of Marketshare Recovery, Inc. and Subsidiary's annual financial statement and review of financial statements included in MarketShare Recovery, Inc. and Subsidiary's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $40,000 for fiscal year ended 2003.

Audit-Related  Fees
-------------------

      Audit related fees for the fiscal year ended 2003 were $8,000, said fees were in connection with the Registration Statement filed on form S-8.

Tax  Fees
---------

     There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.


All  Other  Fees
----------------

     There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

     We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MARKETSHARE RECOVERY, INC.


Date: 4/13/04                     By: /s/ Ray Barton
     ---------                       -----------------------
                                     Ray Barton, Chief Executive Officer
                                     and Chairman of the Board


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 4/13/04                     By: /s/ Ray Barton
     ---------                       -----------------------
                                     Ray Barton, Chief Executive Officer
                                     and Chairman of the Board
                                     (Principal Executive Officer)


Date: 4/13/04                     By: /s/ Tim Schmidt
     ---------                       -----------------------
                                     Tim Schmidt, Chief Financial Officer
                                     and Director
                                     (Principal Accounting Officer)

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                        Page

INDEPENDENT AUDITORS' REPORT                                             F-1


FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                            F-2
  Consolidated Statements of Operations                                 F-3
  Consolidated Statements of Stockholders' Deficiency                   F-4
  Consolidated Statements of Cash Flows                                 F-5-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7-15

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
MarketShare Recovery, Inc.


We have audited the accompanying consolidated balance sheet of MarketShare Recovery, Inc. and Subsidiary (formerly Health & Leisure, Inc. and Subsidiary) (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MarketShare Recovery, Inc. and Subsidiary (formerly Health & Leisure, Inc. and Subsidiary) as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2003, the Company has incurred a net loss of approximately $2,025,000 and has a working capital and stockholders' deficiency of approximately $178,000 and $173,000, respectively. As discussed in Note 3 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           Marcum & Kliegman LLP

New York, New York
April 2, 2004

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEET

                                                               December 31, 2003
--------------------------------------------------------------------------------

                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           $     9,877
Marketable securities                                                    37,925
Prepaid expense and other current assets                                  1,601
                                                                    -----------

TOTAL CURRENT ASSETS                                                     49,403

SECURITY DEPOSITS                                                         4,667
                                                                    -----------

TOTAL ASSETS                                                        $    54,070
                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Due to affiliate                                                    $    45,567
Note payable - stockholders                                             125,000
Due to stockholders                                                      12,300
Accrued expenses                                                         34,201
Accrued interest - stockholders                                          10,000
                                                                    -----------

TOTAL CURRENT LIABILITIES                                               227,068
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock - $0.10 par value; 10,000,000 shares
authorized; no shares issues or outstanding                                  --
Common stock - $0.10 par value; 50,000,000 shares
authorized; 45,378,606 shares issues and outstanding                  4,537,861
Additional paid-in capital                                           (2,698,022)
Accumulated deficit                                                  (2,012,837)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (172,998)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                                         $    54,070
                                                                    ===========

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                For the Years Ended
                                                    December 31,
                                                 2003           2002
                                             ------------    ------------
NET REVENUES (Including revenue from
 related party of $-0-
 and $26,000, respectively)                  $    674,146    $    308,317

COST OF REVENUES                                  469,658         234,929
                                             ------------    ------------

GROSS PROFIT                                      204,488          73,388
                                             ------------    ------------

OPERATING EXPENSES:
Selling, general and administrative               250,509          71,553
Compensatory element of stock issuances for
selling general and administrative expenses     1,964,739            --
                                             ------------    ------------

TOTAL OPERATING EXPENSES                        2,215,248          71,553
                                             ------------    ------------

OPERATING (LOSS) INCOME                        (2,010,760)          1,835
                                             ------------    ------------

OTHER INCOME (EXPENSES)
Interest expense - stockholders                   (10,000)           --
Gain on sale of marketable securities               8,592            --
Unrealized loss on marketable securities          (12,461)           --
                                             ------------    ------------

TOTAL OTHER EXPENSES                              (13,869)           --
                                             ------------    ------------

(LOSS) INCOME BEFORE  INCOME TAXES             (2,024,629)          1,835

PROVISION FOR INCOME TAXES                           --             1,567
                                             ------------    ------------

NET (LOSS) INCOME                            $ (2,024,629)   $        268
                                             ============    ============

Basic and Diluted Net
 (Loss) Income Per Common Share              $      (0.13)   $       0.00
                                             ============    ============

Weighted Average Number of Common Shares
Outstanding - Basic                            15,100,056       1,019,767
                                             ============    ============


                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                             For the Years Ended December 31, 2003 and 2002
----------------------------------------------------------------------------------------------------------------------------

                                                                                                     Retained      Total
                                                                                       Additional    Earnings    Stockholders'
                                         Preferred Stock          Common stock          Paid-in    (Accumulated   Equity
                                      ---------------------- -------------------------
                                        Shares     Amount     Shares (1)     Amount      Capital     Deficit)    (Deficiency)
                                      --------------------------------------------------------------------------------------

BALANCE - January 1, 2002              3,425,000   $ 34,250     1,019,767   $ 101,977   $ (136,127)    $ 11,524    $ 11,624

Net income                                   --         --            --          --           --          268         268
                                        --------   --------     --------      --------    --------   ----------  ----------

BALANCE - December 31, 2002            3,425,000     34,250     1,019,767     101,977     (136,127)      11,792      11,892

Shares issued to Health & Leisure, Inc.
stockholders                                  --         --     1,732,543     173,254     (310,954)          --    (137,700)

Shares returned to the Company                --         --      (752,767)    (75,277)      75,277           --          --

Shares issued to settle notes payable         --         --     1,270,000     127,000     (114,300)          --      12,700

Shares issued for the conversion of
preferred stock                       (3,425,000)   (34,250)   34,250,000   3,425,000   (3,390,750)          --          --

Shares issued for services                    --         --     7,859,063     785,907    1,178,832           --   1,964,739

Net loss                                     --         --            --          --           --    (2,024,629) (2,024,629)
                                        --------   --------     --------      --------    --------   ----------  ----------
BALANCE - December 31, 2003                   -       $ --    45,378,606   $ 4,537,861 $ (2,698,022) $(2,012,837) $(172,998)
                                        --------   --------     --------      --------    --------   ----------  ----------

(1)  Restated to reflect 1-for-10 reverse stock-split completed in August 2003.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                       For the Years Ended
                                                           December 31,
                                                       2003           2002
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                 $(2,024,629)   $       268
                                                    -----------    -----------
Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
Compensatory element of stock issuances               1,964,739           --
Changes in operating assets and liabilities:
Accounts receivable                                       8,932         (3,932)
Prepaid and other current assets                            (34)        (1,567)
Accrued commissions and other current liabilities         1,172         36,879
Marketable securities                                    27,525        (65,450)
Unearned revenue                                        (27,625)        27,625
                                                    -----------    -----------

TOTAL ADJUSTMENTS                                     1,974,709         (6,445)
                                                    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                   (49,920)        (6,177)
                                                    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Payment of security deposits                             (2,767)          --
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from affiliate                                  45,567
Advances from stockholders                               12,300           --
                                                    -----------    -----------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                               57,867           --
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                      5,180         (6,177)

CASH AND CASH EQUIVALENTS - Beginning                     4,697         10,874
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - Ending                  $     9,877    $     4,697
                                                    ===========    ===========

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
-------------------------------------------------------------------------------


                                                       For the Years Ended
                                                          December 31,
                                                       2003           2002
                                                   ----------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

Income taxes                                            $     978    $  4,767
Interest                                                $      --    $     --

 Non-cash investing and financing activities:

Payment of commission with marketable securities        $ 280,945    $     --
   Issuance of notes payable related
    to reverse merger                                   $ 137,700    $     --
   Issuance of common stock to satisfy notes payable    $  12,700    $     --

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)
                ------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Basis of Financial Statement Presentation

     The consolidated financial statements presented are those of MarketShare Recovery, Inc. - Delaware (formerly Health & Leisure, Inc.) and its wholly-owned subsidiary, MarketShare Recovery, Inc. - N.Y. ("MKSR"). Collectively, they are referred to herein as the ("Company").


NOTE 2 - Business and Reverse Merger

     Effective on June 13, 2003, Health & Leisure, Inc. ("HLLS"), a publicly-traded Delaware corporation, and its wholly-owned subsidiary, Venture Sum, Inc., a Delaware corporation ("Mergerco"), entered into a Merger and Acquisition agreement with MKSR, a privately-held New York corporation, in the business of providing on-line direct marketing solutions for enterprises to customers through the United States. Pursuant to the agreement, Mergerco merged with and into MKSR and MKSR became the surviving corporation. As consideration for the merger, the shareholders of MKSR received from HLLS 1,019,767 common shares of HLLS and 3,425,000 shares of its voting convertible non-cumulative preferred stock ("HLLS Preferred Stock"). 267,000 shares of the HLLS common stock issued to the MKSR shareholders were from HLLS authorized but unissued shares and 752,767 shares of the HLLS common stock were returned to HLLS by the HLLS' former chief executive officer (Mr. Feldman) and then reissued by HLLS in the merger. The 3,425,000 shares of HLLS Preferred Stock are convertible into 34,250,000 post reverse stock-split shares of HLLS common stock upon approval of an increase in the shares the Company is authorized to issue. After the issuance of common stock as described above and the conversion of HLLS Preferred Stock, the shareholders of MKSR own approximately 94% of HLLS. Accordingly, this transaction has been accounted for as a reverse merger with MKSR as the acquirer of HLLS. The reverse merger was accounted for as a recapitalization and the stockholders' equity was retroactively restated to January 1, 2002. The historical financial statements prior to the reverse merger are those of MarketShare Recovery, Inc. - N.Y.

     Pursuant to the merger, the Company's former Chief Executive Officer cancelled all indebtedness owed by HLLS to him, except for $12,700, and cancelled all guarantees of debt by HLLS.

     In addition, as part of the merger transaction, MKSR and HLLS agreed to pay $125,000 to H&L Concepts, Inc., a wholly-owned subsidiary of HLLS. After the execution of the promissory note, the former Chief Executive Officer purchased all of the outstanding shares of stock of H&L Concepts, Inc. for nominal consideration. The parties acknowledged that most of the trade payables and other consolidated liabilities of HLLS were liabilities of H&L Concepts, Inc., the subsidiary of HLLS, and by selling the stock of H&L Concepts, Inc. to Mr. Feldman it had the effect of removing substantially all of the trade payables and liabilities from the HLLS balance sheet and fixing the post closing liabilities of HLLS to that set forth in the promissory note, see Note 6.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)
                ------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Going Concern and Management's Plans

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the year ended December 31, 2003, the Company has incurred a loss of approximately $2,025,000 and has a working capital and stockholders' deficiency of approximately $178,000 and $173,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.


NOTE 4 - Summary of Significant Accounting Policies

     Principles of Consolidation
     The consolidated financial statements include the accounts of MarketShare Recovery, Inc. - Delaware (formerly Health & Leisure, Inc.) and its wholly-owned subsidiary, MarketShare Recovery, Inc. - N.Y. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue  Recognition and Related  Commission  Expenses
     Revenues include the sale of and/or electronic delivery of email distribution lists. Revenues from the sale of email distribution lists are recognized when the seller has delivered a list to the customer and the customer has accepted the list after an up to 30-day address replacement period. Revenues from consulting services are recognized ratably over the period of the contract. Commissions due to sales consultants are initially deferred and recognized ratably over the period revenue is recognized. Deferred commission expense is netted against deferred revenue for financial reporting purposes. At December 31, 2003 there were no deferred commissions or deferred revenue.

     Use of Estimates
     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)
                ------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

     Cash and Cash Equivalents
     For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Website Development Costs
     The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of December 31, 2003, there are no capitalized website development costs.

     Advertising Costs
     Advertisement costs are expensed as incurred. For the years ended December 31, 2003 and 2002, advertising expenses were $3,900 and $75, respectively.

     Income Taxes
     The Company was not required to provide for a provision for income taxes for the year ended December 31, 2003, as a result of a net operating loss incurred during the year then ended. The provision for income taxes for the year ended December 31, 2002 of $1,567 related to minimum New York state income taxes. As of December 31, 2003, the Company had available approximately $60,000 of net operating loss carryforwards ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. The carryforward expires in 2023. At December 31, 2003, the Company has a deferred tax asset of approximately $810,000 representing the benefits of its net operating loss carryforwards amounting to approximately $24,000 and compensatory element of stock issuances amounting to $786,000. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 40% and the Company's effective tax rate (0%) is due to the increase in the valuation allowance of $810,000. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to
     Section 382 of the Internal Revenue Code of 1986, as amended.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)
                ------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

     Marketable Securities
     On certain engagements, the Company receives shares of common stocks of publicly-traded corporations from its customers in lieu of cash payments for services rendered. The fair value of the common stocks received is reflected as revenue. Subsequently, these marketable securities are classified as trading securities and reported at fair value with unrealized gains or losses reported as other income (expenses) in the statements of operations except for securities related to commissions amounting to $12,461 during 2003. Unrealized gains or losses related to marketable securities to be transferred to sales consultants as commissions are reflected as an increase or decrease in the accrued commission liability. The Company recognized a gain on the sale of marketable securities of approximately $8,600 for the year ended December 31, 2003.

     Loss or Earnings Per Common Share
     The Company displays earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended December 31, 2002, the diluted number of weighted average shares outstanding was 35,269,767, which includes the dilutive effect of the convertible preferred stock. Due to rounding, basic and diluted earnings per share for the year ended December 31, 2002 are identical. As a result of the net loss for the year ended December 31, 2003, the effects of the convertible preferred stock would be anti-dilutive. Upon conversion of the Company's preferred stock (Note 7), there are no securities or other contracts to issue common stock.

     Stock-Based Compensation
     The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

     The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)
                ------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

     Stock-Based Compensation, continued
     In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company adopted the increased disclosure requirements of SFAS No. 148 during the year ended December 31, 2003. The Company has no stock based employee compensation.

     Impact of Recently Issued Accounting Standards
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuer entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of FIN No. 46(R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133, Implementation Issues, that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's financial statements.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)
                ------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

     Impact of Recently Issued Accounting Standards, continued In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the quarter ended September 30, 2003. The adoption did not have an impact on the consolidated financial statements.

NOTE 5 - Due to Affiliate

     The Company expects to conduct business with a public company Dominix, Inc. ("Dominix", see Note 11), related by virtue of common management. The amount due to affiliate as of December 31, 2003 of approximately $46,000 is unsecured and non-interest bearing. In March 2004, Dominix forgave repayment of the amount due in exchange for the use through a sublicense to use the Company's database for a term of ten years.

NOTE 6 - Note Payable - Stockholders

     At the closing of the merger, HLLS and MKSR entered into a $125,000 secured promissory note with H&L Concepts, Inc., a then wholly-owned subsidiary of HLLS. The loan is payable in twelve equal installments of $11,341, commencing July 2003. Interest is included in the monthly payment at a rate of 16% per annum. During October 2003, Mr. Ray Barton and Mr. Tim Schmidt, the Company's current executive officers and directors purchased the promissory note from H&L Concepts, Inc. for the full value of the note, in accordance with the terms of the note. The terms of repayment, including the interest rate and payment schedule are the same. The Company is currently in default under the terms of the note. Accrued interest at December 31, 2003 amounted to approximately $10,000.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)
                ------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Stockholders' Deficiency

     Preferred Stock
     In June of 2003, HLLS amended its designation of preferred stock and designated 3,425,000 shares of HLLS Preferred Stock. Each share of HLLS Preferred Stock is automatically convertible into 10 shares of common stock upon filing of an amendment to HLLS certificate of incorporation authorizing a sufficient number of shares of common stock to effect such a conversion. The HLLS Preferred Stock shall be entitled to receive when, if and as declared by the Board of Directors dividends at 6% of its par value per annum, payable in cash. Dividends on each share of the HLLS Preferred Stock shall be non-cumulative and shall not accrue if not declared. Each share of the HLLS Preferred Stock shall entitle its holders to vote in all matters submitted to a vote of the stockholders of the Company with the number of votes per Preferred share equal to the number of votes available on a converted basis.

     As discussed in Note 2, in connection with the June 2003 merger transaction with MKSR, 3,425,000 shares of the HLLS Preferred Stock were issued to the stockholders of MKSR. In September 2003, these preferred shares were converted into 34,250,000 shares of common stock.

     Changes in Capital Structure
     On August 5, 2003, HLLS filed with the Securities and Exchange Commission a definitive information statement notifying the stockholders of the Company that written consents from principal stockholders who collectively hold in excess of 50% of the Company's common stock were obtained and approved a 1 for 10 reverse split of the HLLS common stock, to authorize up to 50,000,000 shares of HLLS common stock and to change the name of HLLS to MarketShare Recovery, Inc.

     The 1-for-10 reverse stock split became effective on August 29, 2003 and the $12,700 of debt owed to the former Chief Executive Officer was converted into 1,270,000 shares of common stock and the 3,425,000 shares of HLLS Preferred Stock was converted into 34,250,000 shares of common stock. All share and per share amounts in the consolidated financial statements and notes thereto, were retroactively adjusted to reflect the reverse stock split.

     During the year ended December 31, 2003, the Company issued 7,859,063 shares of its common stock to consultants for services rendered, which were valued at $1,964,739 and was all charged to operations during the year ended December 31, 2003.

     Changes in Capital Structure
     In September 2003, the Company adopted a 2003 Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, up to 15,000,000 incentive stock options, or non-qualified stock options, could be granted to employees and consultants. As of December 31, 2003, no options have been granted.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)
                ------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - Concentrations of Credit Risk

     Revenue from two customers accounted for approximately 32% and 10%, respectively during 2003 and 9% and 8% (related party - Jade see Note 11), respectively during 2002.


NOTE 9 - Commitments and Contingencies

     The Company leases a facility in New York under a lease, which expires March 31, 2008. The Company also leases computer equipment under various leases, which expire through February 28, 2006.

     Future annual minimum lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:

                                 For the Year Ending
                                  December 31, Amount
                ----------------------------------------------------------
                              2004                       $ 31,066
                              2005                         32,493
                              2006                         32,432
                              2007                         33,629
                           Thereafter                       8,509
                                                       ----------
                             Total                       $138,129
                                                       ==========

     Rent expense charged to operations for the years ended December 31, 2003 and 2002 amounted to $36,796 and $23,534, respectively.

NOTE 10 - Related Party Transactions

     Marketing Agreement
     The Company had a marketing agreement with a company that is controlled by the Company's majority stockholders. The agreement was on a month-to-month basis and called for receipt of $5,000 per month ending during 2002. The Company received approximately $26,000 during 2002 relating to this agreement.

     Sub-lease Agreement
     The Company had a sub-lease agreement with a company that is controlled by the Company's majority stockholders. The agreement provided for the use of office space, office equipment, telephone, internet access and other amenities as needed to the related party. The amount of monthly rent collected was not to exceed $1,800 per month and the agreement was month to month, which ended during 2002. The Company received approximately $9,000 during 2002 relating to this agreement.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)
                ------------------------------------------------

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - Terminated Proposed Merger

     Dominix, Inc.
     On November 25, 2003 Dominix, Inc. a Delaware corporation traded on NASDAQ electronic bulletin board (DMNX) and the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which Dominix, subject to certain conditions, would acquire all of the outstanding capital stock of MKSR. The parties have determined that it is in their mutual best interest to terminate the Stock Purchase Agreement. In March 2004, the Company entered into a database license with Jade Entertainment Group, Inc. ("Jade"), a wholly owned subsidiary of Dominix, see Note 5.

NOTE 12 - Subsequent Events

     Sub-lease Agreement
     The Company and Dominix agreed to share the expenses of office facilities occupied by them under a lease held by the Company beginning January 1, 2004.

     Common stock issuances
     During February 2004, the Company issued an aggregate of 287,650 shares of its common stock to two officers of the Company for additional compensation and 36,000 shares of its common stock to a consultant for services provided.