Form 10QSB
period 2004-03-31
MARKETSHARE RECOVERY INC
filed 2004-05-24
CIK 774657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              EXCHANGE ACT OF 1934

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


                             Health & Leisure, Inc.
       ------------------------------------------------------------------
                                  (Former name)


 Check whether the Issuer (1) filed all reports required to be filed by Section
  13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $0.1                         45,702,256
-----------------------------                ---------------------------------
(Class)                                      (Outstanding at May 17, 2004)

MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
(FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)


TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.  CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                              INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------




                                                                            Page

PART I - FINANCIAL INFORMATION:

Item 1 - FINANCIAL STATEMENTS (Unaudited)

 Condensed Consolidated Balance Sheet                                          1
 Condensed Consolidated Statements of Operations                               2
 Condensed Consolidated Statements of Stockholders' Deficiency                 3
 Condensed Consolidated Statements of Cash Flows                               4


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                        5-11

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 MARCH 31, 2004
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and  cash  equivalents                                       $    23,509
  Marketable  securities                                                 39,233
  Prepaid expense and other current assets                                1,652
                                                                    -----------
      TOTAL CURRENT  ASSETS                                              64,394

PROPERTY AND  EQUIPMENT, Net                                                967

SECURITY DEPOSITS                                                         4,667
                                                                    -----------
      TOTAL ASSETS                                                  $    70,028
                                                                    -----------

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

  Note payable - stockholders                                       $   125,000
  Accrued  expenses and other current liabilities                        73,653
  Deferred revenue                                                       34,375
  Due to stockholders                                                    12,300
  Accrued interest - stockholders                                        15,000
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                         260,328
                                                                    -----------
DEFERRED REVENUE                                                         26,581
                                                                    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $0.10 par value; 10,000,000 shares
   authorized; no shares issues or outstanding                               --
  Common stock - $0.10 par value; 50,000,000 shares
   authorized; 45,702,256 shares issues and outstanding               4,570,226
  Additional paid-in capital                                         (2,690,116)
  Accumulated deficit                                                (2,096,991)
                                                                    -----------
      TOTAL STOCKHOLDERS' DEFICIENCY                                   (216,881)
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIENCY                                                   $    70,028
                                                                    -----------

             See notes to unaudited condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          For the Three Months Ended
                                                                  March 31,
                                                             2004             2003
                                                         ----------------------------

NET REVENUES (including revenue from related party       $    104,963    $    160,910
  of $3,797 and -0-, respectively)

COST OF REVENUES (including compensatory element
  of stock issuances of $40,271 and -0-, respectively)         91,431         117,110
                                                         ------------    ------------
      GROSS PROFIT                                             13,532          43,800

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                     67,417          26,611
                                                         ------------    ------------
      OPERATING (LOSS) INCOME                                 (53,885)         17,189
                                                         ------------    ------------
OTHER INCOME (EXPENSES)
  Interest expense - stockholders                              (5,000)             --
  Gain (loss) on sale of marketable securities                    764          (2,357)
  Unrealized loss on marketable securities                    (25,577)         (3,808)
                                                         ------------    ------------
      TOTAL OTHER EXPENSES                                    (29,813)         (6,165)
                                                         ------------    ------------
      (LOSS) INCOME BEFORE INCOME TAXES                       (83,698)         11,024

PROVISION FOR INCOME TAXES                                        455           2,000
                                                         ------------    ------------
      NET (LOSS) INCOME                                  $    (84,153)   $      9,024
                                                         ------------    ------------
Basic Net (Loss) Income Per Common Share                 $      (0.00)   $       0.01
                                                         ------------    ------------
Diluted Net (Loss) Income Per Common Share               $      (0.00)   $       0.00
                                                         ------------    ------------
Weighted Average Number of Common Shares
  Outstanding - Basic (1)                                  45,543,335       1,019,767
                                                         ------------    ------------
Weighted Average Number of Common
  Shares Outstanding - Diluted (1)                         45,543,335      35,269,767
                                                         ------------    ------------

(1) Restated to reflect 1-for-10 reverse stock-split completed in August 2003.


             See notes to unaudited condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)

                    For the Three Months Ended March 31, 2004
--------------------------------------------------------------------------------


                                           PREFERRED STOCK             COMMON STOCK         ADDITIONAL     RETAINED       TOTAL
                                      ------------------------   ------------------------    PAID-IN      ACCUMULATED  STOCKHOLDERS'
                                        SHARES       AMOUNT       SHARES        AMOUNT       CAPITAL       DEFICIT      DEFICIENCY

BALANCE - December 31, 2003                    --  $        --   45,378,606   $ 4,537,861  $(2,698,022)  $(2,012,838)  $  (172,999)

  Shares issued for services                   --           --      287,650        28,765       11,506            --        40,271

  Shares issued to Health & Leisure,
   Inc. stockholder                            --           --       36,000         3,600       (3,600)           --            --

  Net loss                                     --           --           --            --           --       (84,153)      (84,153)
                                      -----------  -----------  -----------   -----------  -----------   -----------   -----------

BALANCE - March 31, 2004                       --  $        --   45,702,256   $ 4,570,226  $(2,690,116)  $(2,096,991)  $  (216,881)
                                      ===========  ===========  ===========   ===========  ===========   ===========   ===========


             See notes to unaudited condensed consolidated financial statements.

                                                      For the Three Months Ended
                                                              March 31,
                                                          2004         2003
                                                        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                      $(84,153)    $  9,024
                                                        --------     --------
 Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
   Compensatory element of stock issuances                40,271           --
   Depreciation                                               88           --
 Changes in operating assets and liabilities:
   Accounts receivable                                        --        8,932
   Due to affiliate                                      (45,567)          --
   Prepaid and other current assets                          (51)      (4,433)
   Security deposits                                          --       (4,667)
   Accrued expenses and other current liabilities         44,451      (11,382)
   Marketable securities                                  (1,308)      36,416
   Deferred revenue                                       60,956      (33,790)
                                                        --------     --------
      TOTAL ADJUSTMENTS                                   98,840       (8,924)
                                                        --------     --------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                         14,687          100
                                                        --------     --------
CASH USED IN INVESTING ACTIVITIES
 Purchase of property and equipment                       (1,055)          --
                                                        --------     --------
      NET INCREASE IN CASH AND
       CASH EQUIVALENTS                                   13,632          100

CASH AND CASH EQUIVALENTS - Beginning                      9,877        4,697
                                                        --------     --------
CASH AND CASH EQUIVALENTS - Ending                      $ 23,509     $  4,797
                                                        --------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the years for:

    Income taxes                                        $    455     $    978
    Interest                                            $     --     $     --

             See notes to unaudited condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - Basis of Financial Statement Presentation

      The unaudited condensed consolidated financial statements presented are those of MarketShare Recovery, Inc. - Delaware (formerly Health & Leisure, Inc.) and its wholly-owned subsidiary, MarketShare Recovery, Inc. - N.Y ("MKSR"). Collectively, they are referred to herein as the ("Company").

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in MarketShare Recovery, Inc. and Subsidiaries (the "Company") annual report on Form 10-KSB for the year ended December 31, 2003.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to make the presentation of the Company's financial position as of March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and March 31, 2003.

      The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

NOTE 2 - Business and Reverse Merger

      Effective on June 13, 2003, Health & Leisure, Inc. ("HLLS"), a publicly-traded Delaware corporation, and its wholly-owned subsidiary, Venture Sum, Inc., a Delaware corporation ("Mergerco"), entered into a Merger and Acquisition agreement with MKSR, a privatelyheld New York corporation, in the business of providing on-line direct marketing solutions for enterprises to customers through the United States. Pursuant to the agreement, Mergerco merged with and into MKSR and MKSR became the surviving corporation. As consideration for the merger, the shareholders of MKSR received from HLLS 1,019,767 common shares of HLLS and 3,425,000 shares of its voting convertible non-cumulative preferred stock ("HLLS Preferred Stock"). 267,000 shares of the HLLS common stock issued to the MKSR shareholders were from HLLS authorized but unissued shares and 752,767 shares of the HLLS common stock were returned to HLLS by the HLLS' former chief executive officer (Mr. Feldman) and then reissued by HLLS in the merger.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - Business and Reverse Merger, continued

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

      In addition, as part of the merger transaction, MKSR and HLLS agreed to pay $125,000 to H&L Concepts, Inc., a wholly-owned subsidiary of HLLS. After the execution of the promissory note, the former Chief Executive Officer purchased all of the outstanding shares of stock of H&L Concepts, Inc. for nominal consideration. The parties acknowledged that most of the trade payables and other consolidated liabilities of HLLS were liabilities of H&L Concepts, Inc., the subsidiary of HLLS, and by selling the stock of H&L Concepts, Inc. to Mr. Feldman it had the effect of removing substantially all of the trade payables and liabilities from the HLLS balance sheet and fixing the post closing liabilities of HLLS to that set forth in the promissory note, see Note 5.

NOTE 3 - Going Concern and Management's Plans

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the three months ended March 31, 2004, the Company has incurred a loss of approximately $84,000 and has a working capital and stockholders' deficiency of approximately $194,000 and
      217,000 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies

      Principles of Consolidation

      The unaudited condensed consolidated financial statements include the accounts of MarketShare Recovery, Inc. - Delaware (formerly Health & Leisure, Inc.) and its wholly-owned subsidiary, MarketShare Recovery, Inc.
      - N.Y All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Website Development Costs

      The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of March 31, 2004, there are no capitalized website development costs.

      Advertising Costs

      Advertisement costs are expensed as incurred. For the three months ended March 31, 2004 and 2003, advertising expenses were $1,500 and $0, respectively.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Income Taxes

      The Company was not required to provide for a provision for income taxes for the year ended December 31, 2003, as a result of a net operating loss incurred during the year then ended.

      Marketable Securities

      On certain engagements, the Company receives shares of common stocks of publicly-traded corporations from its customers in lieu of cash payments for services rendered. The fair value of the common stocks received is reflected as revenue. Subsequently, these marketable securities are classified as trading securities and reported at fair value with unrealized gains or losses reported as other income (expenses) in the statements of operations except for securities related to commissions amounting to $0 during 2004. Unrealized gains or losses related to
      marketable   securities  to  be  transferred   to  sales   consultants  as
      commissions are reflected as an increase or decrease in the accrued commission liability.

      Loss or Earnings per Common Share

      The Company displays earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2003, the diluted number of weighted average shares outstanding was 35,269,767, which includes the dilutive effect of the convertible preferred stock.

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

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Stock-Based Compensation, continued

      In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stockbased employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company adopted the increased disclosure requirements of SFAS No. 148 during the year ended December 31, 2003. The Company has no stock based employee compensation.

NOTE 5 - Note Payable - Stockholders

      At the closing of the merger, HLLS and MKSR entered into a $125,000 secured promissory note with H&L Concepts, Inc., a then wholly-owned subsidiary of HLLS. The loan is payable in twelve equal installments of $11,341, commencing July 2003. Interest is included in the monthly payment at a rate of 16% per annum. In October 2003, Mr. Ray Barton and Mr. Tim Schmidt, the Company's current executive officers and directors purchased the promissory note from H&L Concepts, Inc. for the full value of the note, in accordance with the terms of the note. The terms of repayment, including the interest rate and payment schedule are the same. The Company is currently in default under the terms of the note. Accrued interest at March 31, 2004 amounted to $15,000.

NOTE 6 - Stockholders' Deficiency

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

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

 NOTE 6 - Stockholders' Deficiency, continued

      Preferred Stock, continued

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

      Stock Options

      In September 2003, the Company adopted a 2003 Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, up to 15,000,000 incentive stock options, or non-qualified stock options, could be granted to employees and consultants. As of March 31, 2004, no options have been granted.

      Common Stock Issuances

      During the three months ended March 31, 2004, the Company issued 287,650 shares of its common stock to two officers of the Company as additional compensation valued at $40,271 charged to operations for the three months ended March 31, 2004. The Company also issued 36,000 shares of its common stock to HLLS in connection with the merger recorded at par value in the statement of stockholders' deficiency.

NOTE 7  -  Concentrations  of  Credit  Risk

      Revenue from one customer accounted for approximately 59% and 17%, respectively for the three months ended March 31, 2004 and 2003.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (FORMERLY HEALTH AND LEISURE, INC. AND SUBSIDIARY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 8 - Commitments and Contingencies

      Lease Obligations

      Beginning January 1, 2004, the Company entered into a sub lease agreement with Dominix Inc. and Subsidiaries ("Dominix") to share the expense of office facilities occupied by them jointly under a lease held by the Company. The agreement includes future minimum rental payments to be received amounting to approximately $16,000 per annum through March 2008.

      Rent expense charged to operations for the three months ended March 31, 2004 and 2003 amounted to $4,596 and $6,998, net of sub rental income from Dominix amounting to $5,149 and -0-, respectively.

NOTE 9 - Related Party Transactions

      Deferred Revenue

      The Company entered into a database license agreement with Dominix to use and to sublicense the use of its database for a term of ten years. For financial reporting, revenue is recognized using the straight-line method, based upon the economic useful life of three years. At March 31, 2004, deferred revenue was $41,770.

NOTE 10 - Terminated Proposed Merger

      Dominix, Inc.

      On November 25, 2003 Dominix, Inc. a Delaware corporation traded on NASDAQ electronic bulletin board (DMNX) and the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which Dominix, subject to certain conditions, would acquire all of the outstanding capital stock of MKSR. The parties have determined that it is in their mutual best interest to terminate the Stock Purchase Agreement. In March 2004, the Company entered into a database license with Jade Entertainment Group, Inc. ("Jade"), a wholly owned subsidiary of Dominix (see Note 9).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS; MARKET DATA

The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

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

This Quarterly Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this quarterly report. This discussion should not be construed to imply that the results discussed in this quarterly report will necessarily continue into the future or that any conclusion reached in this quarterly report will necessarily be indicative of actual operating results in the future. The discussion represents only the best present assessment of management.

Pursuant to an Acquisition Agreement and Plan of Merger dated June 13, 2003 (the "Merger Agreement"), by and among Health & Leisure, Inc (the "Registrant"); Venture Sum, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant ("Mergerco"); and MarketShare Recovery, Inc., a New York corporation, ("MKSR"), Mergerco merged with and into MKSR, and MKSR became a wholly-owned subsidiary of the Registrant. The merger became effective June 13, 2003, (the "Effective Date,") however closing of the Agreement occurred on July 15, 2003. Subsequently, Health & Leisure, Inc. filed an amendment to its certificate of incorporation and thereby changed its name to MarketShare Recovery, Inc.

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

Currently our ability to grow is constrained by our inability to service our existing customer base and their present demands, this is due to limitations of our existing technology infrastructure. We have recently upgraded our systems and plan to continue expanding our technology infrastructure to meet our current and projected future needs. Upon said expansion We anticipate being able to execute campaigns more efficiently and expeditiously. This will enable our sales associates to sell more campaigns and generate additional revenues. We also plan to launch additional product offerings which will allow our sales associates to up-sell and cross promote/sell the services we offer to our existing customers as well as to prospective customers.

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

The financial information included in this 10QSB consists of MarketShare Recovery, Inc.'s (New York) results of operations for the three months ended March 31, 2004.

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

Results of Operations

The following table includes consolidated statements of operations data for the three months ended March 31, 2004 and 2003 expressed as dollar amounts and as a percentage of revenues.

                                       Three Months        Three Months
                                      Ended March 31      Ended March 31
                                      2004      2003      2004      2003
                                      ----      ----      ----      ----
                                                           %         %
Revenues
      Net Revenue                 $104,963  $160,910    100.00    100.00
                                  --------  --------   -------    ------
      Total Net Revenue            104,963   160,910    100.00    100.00


Cost of Revenue
     Officer Compensation           40,271    67,778     38.00     42.00
     Salesmen Commissions           45,000    43,332     43.00     27.00
     Analyst Costs                   6,160     6,000      6.00      4.00
                                  --------  --------   -------    ------
     Total cost of revenues         91,431   117,110     87.00     73.00
                                  --------  --------   -------    ------

Operating Expenses
     Selling, general and
      administrative                67,329    26,611     64.00     17.00
     Depreciation                       88         0      0.00      0.00
                                  --------  --------   -------    ------
     Total operating expenses       67,417    26,611     64.00     17.00
                                  --------  --------   -------    ------
     Operating Loss                (53,885)   17,189
                                  --------  --------

Other Income (Expense)
     Interest                       (5,000)        0     (5.00)    00.00
     Gain on sale of marketable
      securities                       764    (2,357)     1.00     (2.00)
     Unrealized Loss on
       marketable sec              (25,577)   (3,808)   (24.00)    (2.00)
                                  --------  --------   -------    ------
     Total Other Expenses          (29,813)   (6,165)   (28.00)    (4.00)
                                  --------  --------   -------    ------
(Loss Income Before Taxes)         (83,698)   11,024    (80.00)     7.00
                                  --------  --------   -------    ------
Provision For Income Taxes             455     2,000      0.00      1.00
                                  --------  --------   -------    ------
Net (Loss) Income                 $(84,153) $  9,024
                                  ========  ========

Comparison of Quarters Ended March 31,2004 and 2003

Our net revenues decreased by 35% from $160,910 for the three months ended March 31, 2003 to $104,963 for the three months ended March 31, 2004. The decrease in revenues is due to our reduced outside sales force consisting of experienced salesmen with proven sales experience. Cost of revenues as a percent of net revenues increased from 73% of net revenues for the three months ended March 31, 2003 to 87% of net revenues for the three months ended March 31, 2004. The increase in cost of revenues is due to higher commission rates paid to the outside sales force.


Selling, general and administrative expenses increased by 153% from $26,611 for the three months ended March 31, 2003 to $67,417 for the three months ended March 31,2004 this increase is due to professional fees incurred in connection with Marketshare Recovery being a publicly held company as well as an increase in health insurance costs due to the increase in our office staff.


Other expenses increased by 384% from $6,165 for the three months ended March 31, 2003 to $29,813 for the three months ended March 31, 2004. This increase is attributed to interest accrued on amounts due to shareholders in connection with the acquisition as well as unrealized losses on marketable securities held for trading purposes.

Liquidity and Capital Resources

Cash provided by operating activities during the three months ended March 31, 2004 amounted to $14,687 compared to $100 during the three months ended March 31,2003.The increase in cash is due to more services being performed. The company had cash and cash equivalents of $23,509 at March 31, 2004, compared to $4,797 at March 31, 2003.

Cash used in operating activities increased due to professional fees incurred in connection with Marketshare Recovery becoming a publicly traded company and for commissions paid to outside sales consultants; for bringing new clientele to the company for promotion and marketing services.


Cash used in investing activities during the three months ended March 31,2004 amounted to $1,055 compared to $0 during the three months ended March 31,2003. The company purchased computer equipment necessary for expanding our direct marketing capabilities in order to meet customer demands.


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

Throughout 2003 and for the three months ended March 31, 2004 the company has made significant upgrades to its database and emailing technology. We have greatly increased capacity and can process and execute campaigns faster and more efficiently. In addition We now have the ability to evaluate the overall success of our campaigns by tracking how many people viewed the campaign. We can also generate detailed reports to show the customer how successful the campaign was, how many ads and emails were sent and received by the intended recipients and whether the campaign generated leads, sales or impressions. Our upgrades have also improved our ability to sort and analyze data to generate customized reports for our customers.

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

ITEM 3. CONTROLS AND PROCEDURES

Marketshare Recovery, Inc is developing a business and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-QSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

[insert]

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

31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports have been filed on Form 8-K during the quarter ended March 31, 2004.

On March 5, 2004, MarketShare filed a current report on Form 8-K/A to amend the current report on Form 8-K originally filed on August 20, 2003 to provide notice of the registrant's change in certifying accountant.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MARKETSHARE RECOVERY, INC.


Date:  May 18, 2004
---------------------------
Raymond Barton,
Chief Executive Officer



Date: May 18, 2004
---------------------------
Timothy Schmidt,
Chief Financial Officer