Form 10QSB
period 2004-06-30
MARKETSHARE RECOVERY INC
filed 2004-08-24
CIK 774657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                 Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $0.1                         45,702,256
-----------------------------                ---------------------------------
(Class)                                      (Outstanding at August 23, 2004)

The accompanying unaudited condensed consolidated financial statements have not prior to their filing been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission.



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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION:

Item 1 - FINANCIAL STATEMENTS (Unaudited)



                MARKETSHARE RECOVERY, INC AND SUBSIDIARY
               (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                    CONDENSED CONSOLIDATED BALANCE SHEET
			        (Unaudited)

                               June 30, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents			        $16,078
Accounts Receivable			                 $3,727
Marketable securities			                 23,106
Prepaid expense and other current assets	          6,831

TOTAL CURRENT ASSETS			                 49,742

PROPERTY AND EQUIPMENT, Net		                  1,844

SECURITY DEPOSITS			                  4,667

TOTAL ASSETS		                                $56,253

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Note payable - stockholders			        $112,940
Accrued expenses and other current liabilities            90,503
Deferred revenue			                  37,973
Due to stockholders			                  12,300
Accrued interest - stockholders		                  16,935

TOTAL CURRENT LIABILITIES			         270,651



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock - $0.10 par value; 10,000,000 shares
authorized; no shares issues or outstanding	             --
Common stock - $0.10 par value; 50,000,000 shares
authorized; 45,702,256 shares issues and outstanding    1,868,615
Additional paid-in capital			           11,495
Accumulated deficit			               (2,094,508)

TOTAL STOCKHOLDERS' DEFICIENCY			         (214,398)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY			                          $56,253


       See notes to unaudited condensed consolidated financial statements.

                              MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                          (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			                     (Unaudited)

	                                                                   For the Six Months Ended
	                                                                June 30,
	                                                                  2004	                 2003
NET REVENUES (including revenue from related party	             $228,224                   $286,404
of $3,797 and -0-, respectively)

COST OF REVENUES (including compensatory element
of stock issuances of $42,271 and -0-, respectively) 	             142,014                     180,947

GROSS PROFIT	                                                       86,210 	                 105,457

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	                                                      119,549 	                  77,982

OPERATING (LOSS) INCOME 	                                      (33,339)	                  27,475

OTHER INCOME (EXPENSES)
Interest expense - stockholders	                                       (6,935)		            --
Gain (loss) on sale of marketable securities	                          764 	                  (6,871)
Unrealized (loss)gain  on marketable securities	                      (41,705)	                  23,715

TOTAL OTHER EXPENSES	                                              (47,876)	                  16,844

(LOSS) INCOME BEFORE  INCOME TAXES	                               (81,215)		          44,319

PROVISION FOR INCOME TAXES	                                           455 		           9,000

NET (LOSS) INCOME 	                                              $(81,670)		         $35,319


Basic Net (Loss) Income Per Common Share	                         $(0.00)	          $(0.00)

Diluted Net (Loss) Income Per Common Share	                         $(0.00)                  $(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic (1)	                                              45,543,335 	      11,172,031

Weighted Average Number of Common
Shares Outstanding - Diluted (1)	                              45,543,335 	     353,672,031

(1) Restated to reflect 1-for-10 reverse stock-split completed in August 2003.



           See notes to unaudited condensed consolidated financial statements.

                                MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                           (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			                   (Unaudited)

	                                                                 For the Three Months Ended
	                                                                          June 30,
	                                                                   2004		     2003
NET REVENUES (including revenue from related party	               $123,261 	    $125,494
of $3,797 and -0-, respectively)

COST OF REVENUES (including compensatory element
of stock issuances of $42,271 and -0-, respectively) 	                 54,783 	      63,837

GROSS PROFIT	                                                         68,478 	      61,657

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	                                                         52,132 	      51,371

OPERATING (LOSS) INCOME 	                                          16,346              10,286

OTHER INCOME (EXPENSES)
Interest expense - stockholders	                                          (1,935)               --
Gain (loss) on sale of marketable securities			          (4,514)
Unrealized loss on marketable securities	                         (16,128)	      27,523

TOTAL OTHER EXPENSES	                                                 (18,063)	      23,009

(LOSS) INCOME BEFORE  INCOME TAXES	                                  (1,717)             33,295

PROVISION FOR INCOME TAXES			                           7,000

NET (LOSS) INCOME 	                                                 $(1,717)	      $26,295


Basic Net (Loss) Income Per Common Share	                          $(0.00)	       $(0.00)

Diluted Net (Loss) Income Per Common Share	                          $(0.00)	       $(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic (1)	                                              45,543,335 	   12,135,686

Weighted Average Number of Common
Shares Outstanding - Diluted (1)	                                   45,543,335       354,635,686

(1) Restated to reflect 1-for-10 reverse stock-split completed in August 2003.


          See notes to unaudited condensed consolidated financial statements.

                                 MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                            (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			                        (Unaudited)

	                                                           For the Six Months Ended
	                                                                  June 30,
	                                                           2004		 2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income	                                        $(81,670)	$35,319
Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
Compensatory element of stock issuances	                         40,271             --
Depreciation	                                                    264             --
Changes in operating assets and liabilities:
Accounts receivable	                                          (3,727)	  5,432
Employee Loan	                                                    (400)	      0
Due to affiliate	                                          (50,498)	     --
Prepaid and other current assets	                              101
Security deposits	                                            -- 		   (4,667)
Accrued expenses and other current liabilities	                   63,236          53,005
Marketable securities	                                           14,819 	  (98,960)
Deferred revenue	                                           37,973 	   24,500

TOTAL ADJUSTMENTS	                                          102,039 	  (20,690)

NET CASH PROVIDED BY OPERATING
ACTIVITIES	                                                   20,369           14,629

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	                           (2,108)	       --

CASH USED BY FINANCING ACTIVITIES
   Repayment of Note to Shareholders	                          (112,060)	  $    --
   Loan From Investor	                                           100,000 	  $    --


NET INCREASE IN CASH AND
CASH EQUIVALENTS	                                             6,201 	    14,629

CASH AND CASH EQUIVALENTS - Beginning	                             9,877 	     4,697

CASH AND CASH EQUIVALENTS - Ending	                           $16,078 	   $19,326


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

Income taxes	                                                      $455 	      $978
Interest	                                                      $--             $--

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
Issuance of notes payable related to reverse merger		   $137,700



        See notes to unaudited condensed consolidated financial statements.

				MARKETSHARE RECOVERY, INC AND SUBSIDIARY
				          CASH FLOWS WORKSHEET
				             June 30, 2004

       											oper. 		invest.		financ.
					31-Dec	June 30,	change 				non cash		inflow		inflow		inflow
						2003	2004		in cash		change		Dr		Cr	(outflow)	(outflow)	(outflow)
   Cash and cash equivalents			9,877 	16,078 	 	6,201 	[A]	 6,201
   Investments					37,925 	23,106 			 	(14,819)				 (1,308)	-
Realized gain								 		-
Unrealized loss					 					-
Proceeds from sale 					 				-   					 		-
Change in sales/commission					 			-   				 	-
											-
   Accounts receivable, net			0 	0 			 	-   				 	-
   Inventory					0 	0 			 	-
   Deferred Costs				0 	0 			 	-   				 	-
   Prepaid expenses and other
current assets					1,601 	1,652 			 	(51)				 	(51)
   Notes receivable				0 	0 				-
   Advances to employees			0 	0 				-   				 	-
   Other current assets				0 	0 			 	-   				 	-   		-
					 						-
Property and equipment, net			0 	967 			 	(967)							(1,055)
   Property and equipment, additions			1055
   Accumulated depreciation, depreciation	-   	-88			   				 		88
    Proceeds received from sale 					 		-
   (Gain)/Loss on disposal					 			-
Compensatory element of stock issuance					 		-   				 	-
   Notes receivable, shareholder		0 	0 			 	-
   Notes receivable, net of current portion	0 	0 			 	-
   Advance to affiliate				0 	0 			 	-
   Deferred income taxes			0 	0 			 	-
   Security deposits				4,667 	4,667 			 	-   					-
   Intangible assets, net 			0 	0 			 	-
	 					54,070 	 70,028

   Accounts payable				0 	0 			 	-   				 	-
   Accrued expenses and oth current liabilities	44,202 	88,653 			 	44,451 				 	44,451
   Note payable, RELATED PARTY			125000	125,000 			-   	 	 			-
   Current Maturities of long-term debt		0 	0 			 	-   	 		 		-
   Deferred Income Taxes			0 	0 			 	-   					-
   Deferred Revenue				0 	60,956 	   		 	60,956 				 	60,956
   Loan payable, Bank				0 	0 			 	-
   Long-term debt				0 	0 			 	-
   Due to stockholders				12300	12,300 			 	-   						 	-
Due to affiliate				45567	0 	   		 	(45,567)						 (45,567)
   Other long term liabilities			0 	0 			 	-
   Deferred Income Taxes			0 	0 			 	-
   Preferred Stock				0 	0 			 	-
   Common stock					4537861	4,570,226 			 32,365 1	28765				 	-
										 	-   	 	0
										 	-   	 	0
					 					 	-   	 	0
					 					 	-   	 	0
					  					 	-   	 	0
   Treasury stock				0 	0 			 	-
   Additional Paid In Capital			-2698022(2,690,116)			 7,906 	1	11,506 				 	-
					 						-   	 		 		 	 	-
					 						-   	 	0
					 						-   	 		 -
					 						-   	 		 -
					 						-   	 		 -
   Accumulated other comprehensive loss			 ` 		 		-
   Retained earnings	 			(2,012,838)(2,012,838)			-
   Distributions to shareholders	 						-   				 -
   Net Income	 				-   	  (84,153)			(84,153)			 (40,271)	 (43,882)

	 					54,070 	  70,028 			-   		 40,271.0 	 (40,271.0)	 60,254.0 	 (1,055.0)	 (45,567.0)	 13,632.0
   Check	 				-   	 -   									 						[A] 	 13,632.0
											 											diff 	 -

1 - to record compensatory element


        See notes to unaudited condensed consolidated financial statements.



NOTE 1 - Basis of Financial Statement Presentation

The unaudited condensed consolidated financial statements presented are those of MarketShare Recovery, Inc. - Delaware (formerly Health & Leisure, Inc.) and its wholly-owned subsidiary, MarketShare Recovery, Inc.- N.Y.("MKSR"). Collectively, they are referred to herein as the ("Company").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
These financial  statements  should   be  read  in  conjunction  with   the
consolidated financial statements and related footnotes included in Market-Share Recovery, Inc. and Subsidiaries (the "Company") annual report on Form 10-KSB for the year ended December 31, 2003.

In the opinion of the Company's management, all adjustments (consisting of normalrecurring accruals) necessary to make the presentation of the Company's financial position as of June 30, 2004 and the results of operations and cash flows for the six month periods ended June 30, 2004 and June 30, 2003 have been included.

The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.


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


NOTE 3 - Going Concern and Management's Plans

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the six months ended June 30, 2004, the Company has incurred a loss of approximately $81,670 and has a working capital and stockholders' deficiency of approximately $194,000 and $214,900 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.

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

Website Development Costs
The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained
for Internal Use".   Relating to website development costs the Company
follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of June 30, 2004, there are no capitalized website development costs.

Advertising Costs
Advertisement costs are expensed as incurred. For the six months ended June 30, 2004 and 2003, advertising expenses were $2,500 and $0, respectively.

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

Loss or Earnings per Common Share
The Company displays earnings per share in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 128, "Earnings per Share".  SFAS
No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the six months ended June 30, 2004, the diluted number of weighted average shares outstanding was 35,269,767, which includes the dilutive effect of the convertible preferred stock.

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

NOTE 4 - Summary of Significant Accounting Policies, continued

Stock-Based Compensation, continued
In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company adopted the increased disclosure requirements of SFAS No. 148 during the year ended December 31, 2003. The Company has no stock-based employee compensation.


NOTE 5 - Note Payable - Stockholders

At the closing of the merger, HLLS and MKSR entered into a $125,000 secured promissory note with H&L Concepts, Inc., a then wholly-owned subsidiary of HLLS. The loan is payable in twelve equal installments of $11,341, commencing July 2003. Interest is included in the monthly payment at a rate of 16% per annum. In October 2003, Mr. Ray Barton and Mr. Tim Schmidt, the Company's current executive officers and directors purchased the promissory note from H&L Concepts, Inc. for the full value of the note, in accordance with the terms of the note. The terms of repayment, including the interest rate and payment schedule are the same. The Company is currently in default under the terms of the note. Accrued interest at June 30, 2004 amounted to $16,935.


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

Stock Options
In September 2003, the Company adopted a 2003 Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, up to 15,000,000 incentive stock options, or non-qualified stock options, could be granted to employees and consultants. As of June 30, 2004, no options have been granted.

Common Stock Issuances
During the six months ended June 30, 2004, the Company issued 287,650 shares of its common stock to two officers of the Company as additional compensation valued at $42,271 charged to operations for the six months ended June 30, 2004. The Company also issued 36,000 shares of its common stock to HLLS in connection with the merger recorded at par value in the statement of stockholders' deficiency.


NOTE 7 - Concentrations of Credit Risk

Revenue from 4 customers accounted for approximately 52% and 17%, respectively for the six months ended June 30, 2004 and 2003.


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

Rent expense charged to operations for the six months ended June
 30, 2004 and 2003  amounted to $9,376 and $13,469, net of sub rental income from Dominix amounting to $5,149 and $-0-, respectively.


NOTE 9 - Related Party Transactions

Deferred Revenue
The Company entered into a database license agreement with Dominix to use and to sublicense the use of its database for a term of ten
years.   For financial reporting, revenue is recognized using the
straight-line method, based upon the economic useful life of three years. At June 30, 2004, deferred revenue was $0.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS; MARKET DATA

The discussion in this report on Form 10-QSB contains forward - looking statements- that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Allforward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

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

The financial information included in this 10QSB consists of MarketShare Recovery, Inc.'s (New York) results of operations for the six months ended June 30, 2004.

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

                                                  Six  Months                       Six Months
                                                Ended June 30                     Ended June 30
                                                2004      2003                   2004      2003

                                                                                %           %
Revenues
      Net Revenue                            $228,224  $286,404               100.00    100.00

      Total Net Revenue                       228,224   286,404               100.00    100.00

Cost of Revenue
     Officer Compensation                      42,271      0                  19.00       0
     Salesmen Commissions                      99,743   180,947               44.00      63.00

     Total cost of revenues                   142,014   180,947               63.00      63.00

Operating Expenses
     Selling, general and
      administrative                          119,285    77,982               52.00       27.00
     Depreciation                                 264       0                  0.00        0.00

     Total operating expenses                 119,549    77,982               52.00       27.00

     Operating Loss                           (33,339)   27,475


Other Income (Expense)
     Interest                                  (6,935)        0               (3.00)      00.00
     Gain on sale of marketable
      securities                                  764    (6,871)                0.00      (2.00)
     Unrealized Loss/gain on
       marketable sec                         (41,705)    23,715              (18.00)     (8.00)

     Total Other Expenses                     (47,876)    16,844              (21.00)      6.00

(Loss Income Before Taxes)                    (81,215)    44,319              (36.00)     15.00

Provision For Income Taxes                        455      9,000                0.00       3.00

Net (Loss) Income                            $(81,670)   $35,319
                                          ========       ========

Comparison of Quarters Ended June 30,2004 and 2003

Our net revenues decreased by 20% from $286,404 for the six months ended June 30, 2003 to $228,224 for the six months ended June 30, 2004. The decrease in revenues is due to our reduced outside sales force consisting of experienced salesmen with proven sales experience. Cost of revenues as a percent of net revenues decreased from 63% of net revenues for the six months ended June 30, 2003 to 62% of net revenues for the six months ended June 30, 2004. The decrease in cost of revenues is due to lower commission rates paid to the outside sales force.


Selling, general and administrative expenses increased by 153% from $77,982 for the six months ended June 30, 2003 to $119,549 for the six months ended June 30,2004 this increase is due to professional fees incurred in connection with Marketshare Recovery being a publicly held company.


Other (expenses) income increased by 384% from $16,844 for the six months ended June 30, 2003 to $(47,876) for the six months ended June 30, 2004. This increase is attributed to interest accrued on amounts due to shareholders in connection with the acquisition as well as unrealized losses on marketable securities held for trading purposes.

Liquidity and Capital Resources

Cash provided by operating activities during the six months ended June 30, 2004 amounted to $20,369 compared to $14,629 during the six months ended June 30,2004.The increase in cash is due to more services being performed.

Cash used in operating activities increased due to professional fees incurred in connection with Marketshare Recovery becoming a publicly traded company and for commissions paid to outside sales consultants; for bringing new clientele to the company for promotion and marketing services.


Cash used in investing activities during the six months ended June 30,2004 amounted to $2,108 compared to $0 during the six months ended June 30,2003.
The company purchased computer equipment necessary for expanding our direct marketing capabilities in order to meet customer demands.


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

Throughout 2003 and for the six months ended June 30, 2004 the company has made significant upgrades to its database and emailing technology. We have greatly increased capacity and can process and execute campaigns faster and more efficiently. In addition We now have the ability to evaluate the overall success of our campaigns by tracking how many people viewed the campaign. We can also generate detailed reports to show the customer how successful the campaign was, how many ads and emails were sent and received by the intended recipients and whether the campaign generated leads, sales or impressions. Our upgrades have also improved our ability to sort and analyze data to generate customized reports for our customers.

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

31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports have been filed on Form 8-K during the quarter ended June 30, 2004.

On April 1, 2004, MarketShare filed a current report on Form 8-K to announce that the Compay terminated an acquisition agreement with Dominix, Inc. Attached to the 8-k filing are: the Termination Agreement between the Company and Dominix, Inc.; the Database License Agreement between Jade Entertainment Group, Inc. and MarketShare Recovery, Inc. (NY); the Memorandum of Understanding between Jade Entertainment Group, Inc. and MarketShare Recovery, Inc. (NY) relating to Suite 101, 95 Broadhollow Road, Melville, New York; and the Press Release announcing the termination of the Agreement to sell the Company's operating subsidiary, MarketShare Recovery, Inc. a New York corporation.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MARKETSHARE RECOVERY, INC.


Date:  August 23, 2004
---------------------------
Raymond Barton,
Chief Executive Officer



Date: August 23, 2004
---------------------------
Timothy Schmidt,
Chief Financial Officer