Form 10QSB/A
period 2004-06-30
MARKETSHARE RECOVERY INC
filed 2004-10-15
CIK 774657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-QSB/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
      June 30, 2004                                  Commission File No. 0-15807

                           MARKETSHARE RECOVERY, INC.
                           --------------------------
             (Exact name of Registrant as specified in its Charter)

               Delaware                                    31-1190725
---------------------------------------        ---------------------------------
(State or jurisdiction of incorporation        (IRS Employer Identification No.)
           or organization)

95 Broadhollow Road, Suite 101, Melville, NY                         11747
--------------------------------------------                         -----
(Address of Principal Executive Office)                            (Zip Code)

Registrant's telephone number, including area code: (631) 385-0007

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   [X]           No   [ ]

The number of shares issued and outstanding of the Registrant's Common Stock, $0.10 par value, as of August 23, 2004 was 45,702,256.

================================================================================

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                                (Formerly Health & Leisure, Inc. and subsidiary)

                                                            INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------


                                                                          Page

PART I - FINANCIAL INFORMATION:

Item 1 - FINANCIAL STATEMENTS (Unaudited)

  Condensed Consolidated Balance Sheet                                       1
  Condensed Consolidated Statements of Operations                          2-3
  Condensed Consolidated Statements of Cash Flows                            4


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      5-12

                    MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2004
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
Cash                                                              $    16,078
Accounts Receivable                                                     3,727
Marketable securities                                                  23,106
Due From Affiliate                                                      6,431
Prepaid expense and other current assets                                  400
                                                                  -----------

TOTAL CURRENT ASSETS                                                   49,742

PROPERTY AND EQUIPMENT, Net                                             1,844

SECURITY DEPOSITS                                                       4,667
                                                                  -----------

TOTAL ASSETS                                                      $    56,253
                                                                  ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Notes payable - stockholders                                      $    17,140
Loan Payable                                                          100,000
Accrued expenses and other current liabilities                         90,503
Deferred revenue                                                       37,973
Due to stockholders                                                    12,300
Accrued interest - stockholders                                        16,935
                                                                  -----------

TOTAL CURRENT LIABILITIES                                             274,851
                                                                  -----------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock - $0.10 par value; 10,000,000 shares
authorized; no shares issues or outstanding                                --
Common stock - $0.10 par value; 50,000,000 shares
authorized; 45,702,756 shares issues and outstanding                4,570,276
Additional paid-in capital                                         (2,690,106)
Accumulated deficit                                                (2,098,768)
                                                                  -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                       (218,598)
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                                        $    56,253
                                                                  ===========

      See notes to unaudited condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                 For the Six Months Ended
                                                                          June 30,
                                                                 2004                  2003
                                                             ------------          ------------
NET REVENUES (including revenue from related party
  of $7,594 and -0-, respectively)                           $    228,224          $    286,404

COST OF REVENUES (including compensatory element
  of stock issuances of $40,331 and -0-, respectively)            146,214               180,947
                                                             ------------          ------------

GROSS PROFIT                                                       82,010               105,457

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      120,064                77,982
                                                             ------------          ------------

OPERATING (LOSS) INCOME                                           (38,054)               27,475
                                                             ------------          ------------

OTHER INCOME (EXPENSES)
  Interest expense - stockholders                                  (6,935)                   --
  Gain (loss) on sale of marketable securities                        764                (6,871)
  Unrealized loss on marketable securities                        (41,705)               23,715
                                                             ------------          ------------

TOTAL OTHER (EXPENSES) INCOME                                     (47,876)               16,844
                                                             ------------          ------------

(LOSS) INCOME BEFORE  INCOME TAXES                                (85,930)               44,319

PROVISION FOR INCOME TAXES                                             --                 9,000
                                                             ------------          ------------

NET (LOSS) INCOME                                            $    (85,930)         $     35,319
                                                             ============          ============


Basic Net (Loss) Income Per Common Share                     $         --          $       0.03
                                                             ============          ============

Diluted Net (Loss) Income Per Common Share                   $         --          $         --
                                                             ============          ============

Weighted Average Number of Common Shares
  Outstanding - Basic (1)                                      45,622,561             1,117,203
                                                             ============          ============

Weighted Average Number of Common
  Shares Outstanding - Diluted (1)                             45,622,561            35,367,203
                                                             ============          ============

(1) Restated to reflect 1-for-10 reverse stock-split completed in August 2003.

      See notes to unaudited condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)



                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                 For the Three Months Ended
                                                                          June 30,
                                                               2004                   2003
                                                           -------------          -------------
NET REVENUES (including revenue from related party
  of $3,797 and -0-, respectively)                         $     123,261          $     125,494

COST OF REVENUES (including compensatory element
  of stock issuances of $60 and -0-, respectively)                54,783                 63,837
                                                           -------------          -------------

GROSS PROFIT                                                      68,478                 61,657

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      52,192                 51,371
                                                           -------------          -------------

OPERATING (LOSS) INCOME                                           16,286                 10,286
                                                           -------------          -------------

OTHER INCOME (EXPENSES)
  Interest expense - stockholders                                 (1,935)                    --
  Gain (loss) on sale of marketable securities                    (4,514)
  Unrealized loss(gain) on marketable securities                 (16,128)                27,523
                                                           -------------          -------------

TOTAL OTHER EXPENSES                                             (18,063)                23,009
                                                           -------------          -------------

(LOSS) INCOME BEFORE  INCOME TAXES                                (1,777)                33,295

PROVISION FOR INCOME TAXES                                            --                  7,000
                                                           -------------          -------------

NET (LOSS) INCOME                                          $      (1,777)         $      26,295
                                                           =============          =============


Basic Net (Loss) Income Per Common Share                   $       (0.00)         $       (0.00)
                                                           =============          =============

Diluted Net (Loss) Income Per Common Share                 $       (0.00)         $       (0.00)
                                                           =============          =============

Weighted Average Number of Common Shares
  Outstanding - Basic (1)                                     45,702,672             12,135,686
                                                           =============          =============

Weighted Average Number of Common
  Shares Outstanding - Diluted (1)                            45,702,672            354,635,686
                                                           =============          =============


(1) Restated to reflect 1-for-10 reverse stock-split completed in August 2003.

      See notes to unaudited condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             For the Six Months Ended
                                                                      June 30,
                                                              2004               2003
                                                           ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                        $ (85,930)         $  35,319
                                                           ---------          ---------
Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
    Compensatory element of stock issuances                   40,331                 --
    Depreciation                                                 264                 --
Changes in operating assets and liabilities:
    Accounts receivable                                       (3,727)             5,432
    Prepaid and other current assets                            (299)                 0
    Due to affiliate                                          (4,931)                --
    Security deposits                                             --             (4,667)
    Accrued expenses and other current liabilities            63,237             53,005
    Marketable securities                                      7,224            (74,460)
                                                           ---------          ---------
        TOTAL ADJUSTMENTS                                    102,099            (20,690)
                                                           ---------          ---------

        NET CASH PROVIDED BY OPERATING ACTIVITIES             16,169             14,629
                                                           ---------          ---------

CASH USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                         (2,108)                --
                                                           ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of Note to Shareholders                        (107,860)         $      --
   Proceeds from loan payable                                100,000                 --
                                                           ---------          ---------

        NET CASH USED IN FINANCING ACTIVITIES                 (7,860)                --
                                                           ---------          ---------

        NET INCREASE IN CASH                                   6,201             14,629

CASH  - Beginning                                              9,877              4,697
                                                           ---------          ---------

CASH  - Ending                                             $  16,078          $  19,326
                                                           =========          =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

Income taxes                                               $       0          $     978

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  Issuance of notes payable related to reverse merger                         $ 137,700

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

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

       In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to make the presentation of the Company's financial position as of June 30, 2004 and the results of operations and cash flows for the six month periods ended June 30, 2004 and June 30, 2003 not misleading have been included.

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


NOTE 3 - Going Concern and Management's Plans

       The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the six months ended June 30, 2004, the Company has incurred a loss of approximately $85,900 and has a working capital and stockholders' deficiency of approximately $220,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 4 - Summary of Significant Accounting Policies

       Principles of Consolidation
       ---------------------------
       The unaudited condensed consolidated financial statements include the accounts of MarketShare Recovery, Inc. - Delaware (formerly Health & Leisure, Inc.) and its wholly-owned subsidiary, MarketShare Recovery, Inc. - N.Y. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       Website Development Costs
       -------------------------
       The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of June 30, 2004, there are no capitalized website development costs.

       Advertising Costs
       -----------------
       Advertising costs are expensed as incurred. For the six months ended June 30, 2004 and 2003, advertising expenses were $2,500 and $0, respectively.

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

       Marketable Securities
       ---------------------
       On certain engagements, the Company receives shares of common stocks of publicly-traded corporations from its customers in lieu of cash payments for services rendered. The fair value of the common stocks received is reflected as revenue. Subsequently, these marketable securities are classified as trading securities and reported at fair value with unrealized gains or losses reported as other income (expenses) in the statements of operations.

       Loss or Earnings per Common Share
       ---------------------------------
       The Company displays earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share include no dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the six months ended June 30, 2003, there were no potentially dilutive securities excluded from the calculation.

       Stock-Based Compensation
       ------------------------
       The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

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

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

       Stock-Based Compensation, continued
       -----------------------------------
       In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company adopted the increased disclosure requirements of SFAS No. 148 during the year ended December 31, 2003. The Company has no stock-based employee compensation.


NOTE 5 - Note Payable - Stockholders

       At the closing of the merger, HLLS and MKSR entered into a $125,000 secured promissory note with H&L Concepts, Inc., a then wholly-owned subsidiary of HLLS. The loan is payable in twelve equal installments of $11,341, commencing July 2003. Interest is included in the monthly payment at a rate of 16% per annum. In October 2003, Mr. Ray Barton and Mr. Tim Schmidt, the Company's current executive officers and directors purchased the promissory note from H&L Concepts, Inc. for the full value of the note, in accordance with the terms of the note. The terms of repayment, including the interest rate and payment schedule are the same. During June 2003 the company repaid $107,860 in Principal. At June 30, 2004 the amount due to these stockholders and accrued interest amounted to $17,040 and $16,935, respectively.

NOTE 6 - Loan Payable - Third Party

       On May 10, 2004 a third party advanced Marketshare Recovery , Inc $100,000 non-interest bearing, payable within one year.

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

NOTE 7 - Stockholders' Deficiency

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

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 7 - Stockholders' Deficiency, continued

       Preferred Stock, continued
       --------------------------
       As discussed in Note 2, in connection with the June 2003 merger transaction with MKSR, 3,425,000 shares of the HLLS Preferred Stock were issued to the stockholders of MKSR. In September 2003, these preferred shares were converted into 34,250,000 shares of common stock.

       Changes in Capital Structure
       ----------------------------
       On August 5, 2003, HLLS filed with the Securities and Exchange Commission a definitive information statement notifying the stockholders of the Company that written consents from principal stockholders who collectively hold in excess of 50% of the Company's common stock were obtained and approved a 1 for 10 reverse split of the HLLS common stock, to authorize up to 50,000,000 shares of HLLS common stock and to change the name of HLLS to MarketShare Recovery, Inc.

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

       Stock Options
       -------------
       In September 2003, the Company adopted a 2003 Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, up to 15,000,000 incentive stock options, or non-qualified stock options, could be granted to employees and consultants. As of June 30, 2004, no options have been granted.

       Common Stock Issuances
       ----------------------
       During the six months ended June 30, 2004, the Company issued 287,650 shares of its common stock to two officers of the Company as additional compensation valued at $40,271 charged to operations for the six months ended June 30, 2004. The Company also issued 36,000 shares of its common stock to HLLS in connection with the merger recorded at par value in the statement of stockholders' deficiency. In addition the Company issued 500 shares to an individual valued at $60 charged to operations for the six months ended June 30, 2004.

NOTE 8 - Concentrations of Credit Risk

       Revenue from two customers accounted for approximately 26% and 11%, respectively for the six months ended June 30, 2004. There were no revenues from any customer amounting to 10% or more of the total net revenues for the six months ended June 30, 2003.

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 9 - Commitments and Contingencies

       Lease Obligations
       -----------------
       Beginning January 1, 2004, the Company entered into a sub lease agreement with 110 Media Group, Inc and Subsidiaries (formerly known as Dominix) ("110 Media Group") to share the expense of office facilities occupied by them jointly under a lease held by the Company. The agreement includes future minimum rental payments to be received amounting to approximately $16,000 per annum through March 2008.

       Rent expense charged to operations for the six months ended June 30, 2004 and 2003 amounted to $9,376 and $13,469, net of sub rental income from 110 Media Group amounting to $9,376 and $-0-, respectively.

NOTE 10 - Related Party Transactions

       Deferred Revenue
       ----------------
       The Company entered into a database license agreement with 110 Media Group to use and to sublicense the use of its database for a term of ten years. For financial reporting, revenue is recognized using the straight-line method, based upon the estimated economic useful life of three years. At June 30, 2004, deferred revenue was $37,973.

NOTE 11 - Terminated Proposed Merger

       110 Media Group, Inc.
       ---------------------
       On November 25, 2003 110 Media Group, Inc a Delaware corporation traded on NASDAQ electronic bulletin board (OTEN) and the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which 110 Media Group, subject to certain conditions, would acquire all of the outstanding capital stock of MKSR. The parties have determined that it is in their mutual best interest to terminate the Stock Purchase Agreement. In March 2004, the Company entered into a database license with Jade Entertainment Group, Inc. ("Jade"), a wholly owned subsidiary of 110 Media Group (see Note 10).

NOTE 12 - Subsequent Event

       Asset Purchase Agreement
       ------------------------
       On October 7, 2004, the Company entered into an Asset Purchase Agreement with Palomar Enterprises, Inc. (the "Agreement"). Pursuant to the Agreement, the Company agreed to purchase certain assets, including certain automotive notes and contracts, a business plan and model for an automotive financial services company and a data base of potential customers and $150,000 in cash from Palomar in exchange for 646,117 shares of the Company's Common Stock and 1,000,000 shares of the Company's Series A Preferred Stock. Each share of Series A Preferred Stock will convert into 65 shares of the Company's Common Stock.

       Concurrently with the execution of the aforementioned Agreement, the Company's officers and directors have agreed to sell to Palomar twenty-nine million (29,000,000) shares of the Company's Common Stock for $150,000. In the event the transactions discussed above are consummated, Palomar Enterprises and its affiliates will own approximately 85% of the issued and outstanding shares of the Company's Common Stock.

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

Currently our ability to growand operate our existing business is being constrained by new technologies and e-mail filtering devices installed at internet service providers and on consumers personal computers. These programs block our emails form reaching their final destination, which in turn is affecting our ability to effectively market our services. These technological obstacles have been put in place to combat spam however their effect has been more widesrpead and has adversely affected our ability to deliver our clients messages to our opt-in database of users. As a result, we are finding it harder to maintain and grow our business as we are not able to deliver as many advertisements for our clients and in turn are having difficulty in recruiting new sales persons as well as retaining members of our existing sales force.

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

Results of Operations

The following table includes consolidated statements of operations data for the six months ended June 30, 2004 and 2003 expressed as dollar amounts and as a percentage of revenues.

                                             Six  Months                  Six Months
                                            Ended June 30               Ended June 30
                                        2004           2003           2004        2003
                                     ---------       ---------       ------       ------
                                                                        %           %
Revenues
      Net Revenue                    $ 228,224       $ 286,404       100.00       100.00
                                     ---------       ---------       ------       ------
      Total Net Revenue                228,224         286,404       100.00       100.00


Cost of Revenue
     Officer Compensation               40,331               0        18.00            0
     Salesmen Commissions              105,883         180,947        46.00        63.00
                                     ---------       ---------       ------       ------
     Total cost of revenues            146,214         180,947        64.00        63.00
                                     ---------       ---------       ------       ------

Operating Expenses
     Selling, general and
      administrative                   119,800          77,982        52.00        27.00
     Depreciation                          264               0         0.00         0.00
                                     ---------       ---------       ------       ------
     Total operating expenses          120,064          77,982        52.00        27.00
                                     ---------       ---------       ------       ------
     Operating Loss                    (38,054)         27,475


Other Income (Expense)
     Interest                           (6,935)              0        (3.00)       00.00
     Gain on sale of marketable
      securities                           764          (6,871)        0.00        (2.00)
     Unrealized Loss/gain on
       marketable sec                  (41,705)         23,715       (18.00)        8.00
                                     ---------       ---------       ------       ------
     Total Other Expenses              (47,876)         16,844       (21.00)        6.00
                                     ---------       ---------       ------       ------
(Loss Income Before Taxes)             (85,930)         44,319       (38.00)       15.00
                                     ---------       ---------       ------       ------
Provision For Income Taxes                   0           9,000         0.00         3.00
                                     ---------       ---------       ------       ------
Net (Loss) Income                    $ (85,930)      $  35,319
                                     =========       =========

Comparison of Six Month Periods Ended June 30, 2004 and 2003

Our net revenues decreased by 20% from $286,404 for the six months ended June 30, 2003 to $228,224 for the six months ended June 30, 2004. The decrease in revenues is due to our reduced outside sales force consisting of experienced salesmen with proven sales experience. Cost of revenues as a percent of net revenues increased from 63% of net revenues for the six months ended June 30, 2003 to 64% of net revenues for the six months ended June 30, 2004. The decrease in cost of revenues is due to lower commission rates paid to the outside sales force.

Selling, general and administrative expenses increased by 54% from $77,982 for the six months ended June 30, 2003 to $119,800 for the six months ended June 30,2004 this increase is due to professional fees incurred in connection with Marketshare Recovery being a publicly held company.

Other (expenses) income increased by 384% from $16,844 for the six months ended June 30, 2003 to $(47,876) for the six months ended June 30, 2004. This increase is attributed to interest accrued on amounts due to shareholders in connection with the acquisition as well as unrealized losses on marketable securities held for trading purposes.

Comparison of Quarters Ended June 30, 2004 and 2003

Our net revenue decreased by 2% from $125,494 for the three months ended June 30, 2003 to $123,261 for the three months ended June 30, 2004. The decrease in revenues is due to our reduced outside sales force consisting of experienced salesmen with proven sales experience. Cost of revenues as a percent of net revenues decreased from 51% of net revenues for the three months ended June 30, 2003 to 45% for net revenues for the three months ended June 30, 2004. The decrease in cost of revenues is due to lower commission rates paid to the outside sales force.

Selling, general and administrative expenses increased by 2% from $51,371 for the three months ended June 30, 2003 to $52,192 for the three months ended June 30, 2004. This increase is due to professional fees incurred in connection with MarketShare Recovery being a publicly held company.

Other (expenses) income increased by 179% from $23,009 for the three months ended June 30, 2003 to $(18,063) for the three months ended June 30, 2004. This increase is attributed to accrued on amounts due to shareholders in connection with the acquisition as well as unrealized losses on marketable securities held for trading purposes.

Liquidity and Capital Resources

Cash provided by operating activities during the six months ended June 30, 2004 amounted to $16,169 compared to $14,629 during the six months ended June
30, 2003. The increase in cash is due to more services being performed.

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

Cash used in financing activities during the six months ended June 30, 2004 Amounted to 7,860 compared to $0 during the six months ended June 30, 2003.
The company received an advance from a third party to secure the public shell of Marketshare Recovery. In addition the company repaid amounts due to shareholders who guaranteed a $125,000 secured promissory note with H&L concepts.

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

Item 3.  Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, if we are able to successfully address the material weaknesses in our internal accounting controls as discussed below, our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Marcum & Kliegman, LLP, our independent registered public accounting firm, that during their performance of review procedures related to Marketshare Recovery's unaudited interim financial statements for the quarter ended June 30, 2004 Marcum & Kliegman LLP identified two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting as follows:

       o Insufficiently skilled personnel compounded by a lack of human resources and expected near-term significant turnover within our accounting and financial reporting function. Also, we must improve controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel.

       o Insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

These material weaknesses result in deficiencies in the processes, procedures and competencies within our accounting and financial reporting function and contributed to post-closing adjustments and delays in the completion and filing of our June 30, 2004 Form 10-QSB.

We have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Actions to address the material weaknesses described above that we will undertake, or have undertaken, include the following among others:

       o We periodically review staffing of our accounting and financial reporting functions to ensure appropriate staffing and supervision of those functions. In January 2004, we hired a new controller. In August 2004, based on an evaluation of our existing accounting resources, management developed a plan to restructure the accounting and financial reporting function. This plan includes both the addition of new resources and the replacement of certain existing resources. At that time, we began recruiting efforts for various positions within our accounting department. In September 2004, and after details of the restructuring plan became known to members of our accounting staff, our controller announced his resignation. In September 2004, we hired an outside consultant as a replacement.

       o During the third quarter of 2004, we will continue our internal control review process to remediate the internal control material weaknesses identified above by Marcum & Kliegman LLP.

Other than regarding the material weaknesses discussed above, there have been no changes in our internal control over financial reporting during the period covered by this report that significantly affect our control environment.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of Marketshare's financial statements as of and for the year ending December 31, 2005 must attest to and issue a report on management's assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

Limitations of Disclosure Controls and Procedures
-------------------------------------------------

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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


MARKETSHARE RECOVERY, INC.


Date: October 15, 2004
---------------------------
Raymond Barton,
Chief Executive Officer


Date: October 15, 2004
---------------------------
Timothy Schmidt,
Chief Financial Officer