Form 10QSB
period 2004-09-30
MARKETSHARE RECOVERY INC
filed 2004-11-22
CIK 774657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          For the Quarter Period Ended
                 September 30, 2004 Commission File No. 0-15807

                           MARKETSHARE RECOVERY, INC.

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

Yes |X| No |_|

The number of shares issued and outstanding of the Registrant's Common Stock, $0.10 par value, as of November 22, 2004 was 45,702,256.

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

                                        MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (Unaudited)

                                                              September 30, 2004
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                          $        41
  Accounts Receivable                                                   390
  Marketable securities                                              21,392
  Due From Affiliate                                                  3,209
                                                                 -----------
        TOTAL CURRENT ASSETS                                         25,032

PROPERTY AND EQUIPMENT, Net                                           1,669

SECURITY DEPOSITS                                                     4,667

        TOTAL ASSETS                                            $    31,368
                                                                ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Notes payable - stockholders                                  $    10,185
  Loan Payable                                                      100,000
  Accrued expenses and other current liabilities                     86,306
  Deferred revenue                                                   41,631
  Due to stockholders                                                12,300
  Accrued interest - stockholders                                    17,200
                                                                -----------
        TOTAL CURRENT LIABILITIES                                   267,622
                                                                -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $0.10 par value; 10,000,000 shares
    authorized; no shares issues or outstanding                          --
  Common stock - $0.10 par value; 50,000,000 shares
    authorized; 45,702,756 shares issues and outstanding          4,570,276
  Additional paid-in capital                                     (2,690,106)
  Accumulated deficit                                            (2,116,424)
                                                                -----------

        TOTAL STOCKHOLDERS' DEFICIENCY                             (236,254)
                                                                -----------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                             $    31,368
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

                                        MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                 For the Nine Months Ended
                                                                        September 30,
                                                                    2004           2003
                                                               -----------------------------
NET REVENUES (including revenue from related party             $    244,728    $    594,545
  of $11,392 and -0-, respectively)

COST OF REVENUES (including compensatory element
  of stock issuances of $40,331 and 0, respectively)                158,115         427,668
                                                               ------------    ------------
        GROSS PROFIT                                                 86,613        (166,877)

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (including compensatory element of stock
  issuances of $0 and 1,964,739, respectively)                      136,099       2,107,789
                                                               ------------    ------------
        OPERATING (LOSS) INCOME                                     (49,486)     (1,940,912)
                                                               ------------    ------------
OTHER (Expense)
  Interest expense - stockholders                                    (7,199)             --
  Loss on sale of marketable securities                             (45,049)         (7,383)
  Unrealized loss on marketable securities                           (1,851)
                                                               ------------    ------------

        TOTAL OTHER EXPENSES                                        (54,099)         (7,383)
                                                               ------------    ------------

        LOSS BEFORE  INCOME TAXES                                  (103,585)     (1,948,295)

PROVISION FOR INCOME TAXES                                               --           9,000
                                                               ------------    ------------
        NET LOSS                                               $   (103,585)   $ (1,957,295)
                                                               ============    ============

Basic Net (Loss) Per Common Share                              $         --    $      (0.40)
                                                               ============    ============
Diluted Net (Loss) Per Common Share                            $         --    $         --
                                                               ============    ============
Weighted Average Number of Common Shares
  Outstanding - Basic (1)                                        45,650,180       6,181,466
                                                               ============    ============
Weighted Average Number of Common
  Shares Outstanding - Diluted (1)                               45,650,180       6,181,466
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

                                        MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                                                 For the Three Months Ended
                                                                        September 30,
                                                                    2004           2003
                                                               -----------------------------

NET REVENUES (including revenue from related party             $     16,504    $    308,141
  of $3,797 and -0-, respectively)

COST OF REVENUES                                                     11,901         246,721
                                                               ------------    ------------
        GROSS PROFIT                                                  4,603          61,420

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (including compensatory element
  of stock issuances of $0 and 1,964,739, respectively)              16,035       2,029,807
                                                               ------------    ------------
        OPERATING (LOSS) INCOME                                     (11,432)     (1,968,387)
                                                               ------------    ------------
OTHER INCOME (EXPENSES)
  Interest expense - stockholders                                      (265)             --
  Loss on sale of marketable securities                             (45,049)        (24,227)
  Unrealized loss(gain) on marketable securities                     39,090              --
                                                               ------------    ------------
        TOTAL OTHER EXPENSES                                         (6,224)        (24,227)
                                                               ------------    ------------
        LOSS BEFORE  INCOME TAXES                                   (17,656)     (1,992,614)

PROVISION FOR INCOME TAXES                                               --              --
                                                               ------------    ------------
        NET LOSS                                               $    (17,656)   $ (1,992,614)
                                                               ============================

Basic Net (Loss) Income Per Common Share                       $      (0.00)   $      (0.12)
                                                               ============================
Diluted Net (Loss) Income Per Common Share                     $      (0.00)   $      (0.12)
                                                               ============================
Weighted Average Number of Common Shares
  Outstanding - Basic (1)                                        45,702,756      16,457,748
                                                               ============================
Weighted Average Number of Common
  Shares Outstanding - Diluted (1)                               45,702,756      16,457,748
                                                               ============================

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

                                        MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                    2004            2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $   (103,585)   $ (1,957,295)
                                                               ------------    ------------
    Adjustments  to  reconcile  net  loss to net  cash  provided  by  operating activities:
      Compensatory element of stock issuances                        40,331       1,964,739
      Depreciation                                                      439              --
  Changes in operating assets and liabilities:
   Accounts receivable                                                 (390)          6,385
   Prepaid and other current assets                                  (1,601)          1,567
   Due to affiliate                                                  (3,886)             --
   Security deposits                                                     --          (4,667)
   Accrued expenses and other current liabilities                    59,306         (59,132)
   Marketable securities                                             16,533          60,571
                                                               ------------    ------------
        TOTAL ADJUSTMENTS                                           110,672       1,969,463
                                                               ------------    ------------
        NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                                   7,087          12,168
                                                               ------------    ------------
CASH USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                                 (2,108)             --
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Note to Shareholders                                (114,815)             --
  Proceeds from loan payable                                        100,000              --
                                                               ------------    ------------
        NET CASH USED IN FINANCING ACTIVITIES                       (14,815)             --
                                                               ------------    ------------
                                                                        (9,836)
12,168

CASH  - Beginning                                                     9,877           4,697
                                                               ------------    ------------
CASH  - Ending                                                 $         41    $     16,865
                                                               ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the years for:

  Income taxes                                                 $        455    $        978

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  Issuance of notes payable related to reverse merger                          $    137,700
   Issuance of common stock to satisfy notes payable                           $     12,700


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

      The Company discontinued its operations on November 7, 2004 and is seeking privately held businesses to complete a merger transaction with. There is no assurance that the Company will be successful in locating a candidate and completing a business combination.

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

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to make the presentation of the Company's financial position as of September 30, 2004 and the results of operations and cash flows for the nine month periods ended September 30, 2004 and September 30, 2003 have been included.

      The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

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

NOTE 3 - Going Concern and Management's Plans

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the nine months ended September 30, 2004, the Company has incurred a loss of approximately $104,000 and has a working capital deficiency of approximately $243,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.

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

      Principles  of  Consolidation
      -----------------------------

      The unaudited condensed consolidated financial statements include the accounts of MarketShare Recovery, Inc. - Delaware (formerly Health & Leisure, Inc.) and its wholly-owned subsidiary, MarketShare Recovery, Inc. - N.Y. All significant intercompany balances and transactions have been eliminated in consolidation.

      Revenue  Recognition and Related Commission Expenses
      ----------------------------------------------------

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


      Cash or Cash Equivalents
      ------------------------

      For the purpose of the statements of cash flows, the company considers all highly liquid debt investment purchased with a maturity of three months or less to be cost equivalents.

      Website  Development  Costs
      ---------------------------

      The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of September 30, 2004, there are no capitalized website development costs.

      Advertising Costs
      -----------------

      Advertisement costs are expensed as incurred. For the nine months ended September 30, 2004 and 2003, advertising expenses were $2,500 and $0, respectively.

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

      Loss or Earnings per Common Share
      ---------------------------------

      The Company displays earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share include no dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the nine months ended September 30, 2004 and 2003, there were no potentially dilutive securities excluded from the calculation.

      Stock-Based  Compensation
      -------------------------

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

      Stock-Based  Compensation,  continued
      -------------------------------------

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

NOTE 5 - Note Payable - Stockholders

      At the closing of the merger, HLLS and MKSR entered into a $125,000 secured promissory note with H&L Concepts, Inc., a then wholly-owned subsidiary of HLLS. The loan is payable in twelve equal installments of $11,341, commencing July 2003. Interest is included in the monthly payment at a rate of 16% per annum. In October 2003, Mr. Ray Barton and Mr. Tim Schmidt, the Company's current executive officers and directors purchased the promissory note from H&L Concepts, Inc. for the full value of the note, in accordance with the terms of the note. The terms of repayment, including the interest rate and payment schedule are the same. During the nine months ending September 30, 2004 the company repaid $114,500 in Principal. At September 30, 2004 the amount due to these stockholders and accrued interest amounted to $10,185 and $17,200, respectively.

NOTE 6 - loan Payable

      As of September 30, 2004, the Company had a $100,000, 8% note, due within one year, payable to a third party, secured by an interest in the public shell of MarketShare Recovery for future acquisitions.

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

      Stock Options
      -------------

      In September 2003, the Company adopted a 2003 Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, up to 15,000,000 incentive stock options, or non-qualified stock options, could be granted to employees and consultants. As of September 30, 2004, no options have been granted.

      Common Stock Issuances
      ----------------------

      During the nine months ended September 30, 2004, the Company issued 287,650 shares of its common stock to two officers of the Company as additional compensation valued at $40,271 charged to operations for the nine months ended September 30, 2004. The Company also issued 36,000 shares of its common stock to HLLS in connection with the merger recorded at par value in the statement of stockholders' deficiency. In addition the Company issued 500 shares to an individual valued at $60 charged to operations for the nine months ended September 30, 2004.

NOTE 8 - Concentrations of Credit Risk

      Revenue from four customers accounted for approximately 37% and 0%, respectively for the nine months ended September 30, 2004 and 2003.

      There were no revenues from any customer amounting to 10% or more of the total net revenues for the nine months ended September 30, 2004.

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

      Rent expense charged to operations for the nine months ended September 30, 2004 and 2003 amounted to $9,376 and $13,469, net of sub rental income from 110 Media Group amounting to $9,376 and $-0-, respectively.

NOTE 10 - Related Party Transactions

      Deferred Revenue
      ----------------

      The Company entered into a database license agreement with 110 Media Group to use and to sublicense the use of its database for a term of ten years. For financial reporting, revenue is recognized using the straight-line method, based upon the economic useful life of three years. At September 30, 2004, deferred revenue was $41,631.

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

NOTE 12 - Subsequent Event, continued

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

      On November 2, 2004, by mutual agreement, the Company and Palomar terminated the Agreement. The Company's officers and directors along with Palomar agreed to terminate their agreement as well. There will be no change of control of the Company.

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

Our operating subsidiary similarly named MarketShare Recovery, Inc. was incorporated in New York in November 2000. The subsidiary, MarketShare Recovery, Inc. is a provider of online direct marketing solutions for enterprises. Our solutions enable corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provide customer insight and powerful program execution through a combination of hosted applications and technology infrastructure.

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

Our ability to grow and operate our existing business has been constrained by new technologies and e-mail filtering devices installed at internet service providers and on consumers personal computers. These programs block our emails form reaching their final destination, which in turn is affecting our ability to effectively market our services. These technological obstacles have been put in place to combat spam however their effect has been more widespread and has adversely affected our ability to deliver our clients messages to our opt-in database of users. As a result, we are finding it harder to maintain and grow our business as we are not able to deliver as many advertisements for our clients and in turn are having difficulty in recruiting new sales persons as well as retaining members of our existing sales force.

As a result of the foregoing, we decided to discontinue our existing business and sought out new business opportunities. On October 7, 2004, the Company entered into an Asset Purchase Agreement with Palomar Enterprises, Inc. (the "Agreement"). Pursuant to the Agreement, the Company agreed to purchase certain assets, including certain automotive notes and contracts, a business plan and model for an automotive financial services company and a data base of potential customers and $150,000 in cash from Palomar in exchange for 646,117 shares of the Company's Common Stock and 1,000,000 shares of the Company's Series A Preferred Stock. Each share of Series A Preferred Stock will convert into 65 shares of the Company's Common Stock.

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

On November 2, 2004, by mutual agreement, the Company and Palomar terminated the Agreement. The Company's officers and directors along with Palomar agreed to terminate their agreement as well.

As a result of the foregoing, there will be no change of control of the Company as reported in the Company's Form 8-K filed with the SEC on October 13, 2004.

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

RESULTS OF OPERATIONS

The following table includes consolidated statements of operations data for the nine months ended September 30, 2004 and 2003 expressed as dollar amounts and as a percentage of revenues.


                                          Nine Months                 Nine Months
                                       Ended September 30          Ended September 30
                                      2004           2003          2004         2003
                                   ---------       ---------      ------       ------
                                                                     %            %
Revenues
      Net Revenue                  $  244,728    $   594,545        100.00       100.00
                                   ----------    -----------    ----------   ----------
      Total Net Revenue               244,728        594,545        100.00       100.00


Cost of Revenue
     Officer Compensation              40,331        103,544         16.47        17.41
     Salesmen Commissions             117,784        324,124         48.12        54.51
                                   ----------    -----------    ----------   ----------
     Total cost of revenues           158,115        427,668         64.60        71.92
                                   ----------    -----------    ----------   ----------

Operating Expenses
     Selling, general and
      administrative                  135,660        143,050         55.43        24.06
     Compensatory Element of
       stock issuance                      --      1,964,739            --       330.46
     Depreciation                         439              0          0.17         0.00
                                   ----------    -----------    ----------   ----------
     Total operating expenses         136,099      2,107,789         55.60       354.52
                                   ----------    -----------    ----------   ----------
     Operating Loss


Other Income (Expense)
     Interest Expense-stockholders     (7,199)                        2.94         0.00
Loss on sale of marketable
      securities                      (45,049)        (7,383)        15.49         1.24
     Unrealized Loss on
       marketable securities           (1,851)                        3.66
                                   ----------    -----------    ----------   ----------
     Total Other Expenses             (54,099)        (7,383)        22.10         1.24
                                   ----------    -----------    ----------   ----------
(Loss) Income Before Taxes           (103,585)    (1,948,295)        42.32       327.70
                                   ----------    -----------    ----------   ----------
Provision For Income Taxes                  0          9,000          0.00         3.00
                                   ----------    -----------    ----------   ----------
Net (Loss) Income                  $ (103,585)   $(1,957,295)
                                   ==========    ===========

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

Our net revenues decreased by 59% from $594,545 for the nine months ended September 30, 2003 to $244,728 for the nine months ended September 30, 2004. The decrease in revenues is due to our reduced outside sales force consisting of experienced salesmen with proven sales experience. Cost of revenues as a percent of net revenues decreased from 72% of net revenues for the nine months ended September 30, 2003 to 64% of net revenues for the six months ended June 30, 2004. The decrease in cost of revenues is due to lower commission rates paid to the outside sales force and reduction in services.

Selling, general and administrative expenses decreased by 5% from $143,050 for the nine months ended September 30, 2003 to $136,099 for the nine months ended September 30,2004 this decrease is due to a reduction of services and decision to discontinue existing operations.

Other expenses increase by 46,718 from $7,383 for the nine months ended September 30, 2003 to $54,099 for the nine months ended September 30, 2004. This increase is attributed to both the realized and unrealized loss on the sale of marketable securities.

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003

Our net revenue decreased by 95% from $308,141 for the three months ended September 30, 2003 to $16,504 for the three months ended September 30, 2004. The decrease in revenues is due to our reduced outside sales force consisting of experienced salesmen with proven sales experience. Cost of revenues as a percent of net revenues decreased from 80% of net revenues for the three months ended September 30, 2003 to 72% for net revenues for the three months ended September 30, 2004. The decrease in cost of revenues is due to lower commission rates paid to the outside sales force and decision to cease existing operations.

Selling, general and administrative expenses decrease by 76% from $65,608 for the three months ended September 30, 2003 to $16,035 for the three months ended September 30, 2004. This decrease is due to reduction of services offered and the decision to to discontinue existing operations.

Other expenses decreased by 75% from $(24,227) for the three months ended September 30, 2003 to $(6,224) for the three months ended September 30, 2004. This decrease is due to the sale of maketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the nine months ended September 30, 2004 amounted to $7,087 compared to $12,168 during the nine months ended September 30, 2003. The decrease in cash is due to the reduction of services offered and the decision to discontinue existing operations.

Cash used in investing activities during the nine months ended September 30, 2004 amounted to $2,108 compared to $0 during the nine months ended September 30,2003. The company purchased computer equipment necessary for expanding our direct marketing capabilities in order to meet customer demands.

Cash used in financing activities during the nine months ended September 30, 2004 amounted to 14,815 compared to $0 during the nine months ended September 30, 2003. The company received an advance from a third party to secure the public shell of MarketShare Recovery. In addition the company repaid amounts due to shareholders who guaranteed a $125,000 secured promissory note with H&L concepts.

Beginning in 2004 the Company expanded the manner in which it can accept payment from customers, previously we only accepted cash, like cash instruments and company checks. During 2004 we were able to accept payment by all major credit cards, by phone and have implemented an auto-draft system which is a billing system which allows us to directly debit funds from customers bank accounts.

Throughout 2003 and for the nine months ended September 30, 2004 the Company made significant upgrades to its database and emailing technology. Despite our effort to upgrade our systems, we have been unable to keep up with new technologies and e-mail filtering devices installed at Internet service providers and on consumers personal computers. These new technologies have severely affected our ability to effectively market our services. As a result, we have ceased operations and sought out new business opportunities. To that end, we entered into an Asset Purchase Agreement with Palomar Enterprises.

In view of our accumulated deficit and recurring losses, our independent registered public accouting firm have added an explanatory paragraph to their report on our December 31, 2003 financial statements stating that there is substantial doubt about our ability to continue as a going concern. In this regard, management adopted the plan to cease operations and seek out new business opportunities development of our video and website product lines as well as seeking additional capital through the private sale of our debt or equity securities. There is no assurance that we will complete the acquisition or that its business will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to fund operations on a minimal basis until we complete the transaction described above. There is no assuarance that this transaction will be consummated. We do not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Our board of directors were advised by Marcum & Kliegman, LLP, our independent registered public accounting firm, that during their performance of review procedures related to MarketShare Recovery's unaudited interim financial statements for the quarter ended September 30, 2004 Marcum & Kliegman LLP identified two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting as follows:

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

      o During the fourth quarter of 2004, we will continue our internal control review process to remediate the internal control material weaknesses identified above by Marcum & Kliegman LLP.

Other than regarding the material weaknesses discussed above, there have been no changes in our internal control over financial reporting during the period covered by this report that significantly affect our control environment.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of MarketShare's financial statements as of and for the year ending December 31, 2004 must attest to and issue a report on management's assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

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

On November 2, 2004, by mutual agreement, the Company and Palomar terminated the Agreement. The Company's officers and directors along with Palomar agreed to terminate their agreement as well.

As a result of the foregoing, there will be no change of control of the Company as reported in the Company's Form 8-K filed with the SEC on October 13, 2004.

ITEM 6. EXHIBITS

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

                               MARKETSHARE RECOVERY, INC.

Date: November 22, 2004
                               By: /s/ Raymond Barton
                                   ---------------------------------------------
                                      Raymond Barton, Chief Executive Officer


Date: November 22, 2004
                               By: /s/ Timothy Schmidt
                                   ---------------------------------------------
                                      Timothy Schmidt, Chief Financial Officer