Form 10KSB
period 2004-12-31
MARKETSHARE RECOVERY INC
filed 2005-04-15
CIK 774657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

      | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to________________

                         Commission file number 0-15807


                           MARKETSHARE RECOVERY, INC.
                           --------------------------
                 (Name of small business issuer in its charter)


               DELAWARE                                   31-1190725
               --------                                   ----------
     (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                Identification No.)


  95 Broadhollow Road Suite 101, Melville New York          11747
 -------------------------------------------------         ------
   (Address of principal executive offices)               (Zip Code)


                                 (631) 385-0007
                                 --------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Title of each class Name of each exchange on which registered ities registered under Section 12(g)
of the Exchange Act:                 Common Stock Par Value $.001
                                     ----------------------------
                                            (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $287,283

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $609,418 based upon the average bid and asked price of $0.16 as reported by the OTC Bulletin Board as of April 11, 2005.

      The Company had 3,806,221 shares of common stock outstanding, as of March 24, 2005.


            DOCUMENTS INCORPORATED BY REFERENCE

                 None

Transitional Small Business Disclosure Format (Check one): Yes | |  No |X|

                                     PART I

Item 1.  Description of Business                                               4

Item 2.  Description of Property                                               5

Item 3.  Legal Proceedings                                                     5

Item 4.  Submission of Matters to a Vote of Security Holders                   5


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters              5

Item 6.  Management's Discussion and Analysis or Plan of Operation            10

Item 7.  Financial Statements                                                 20

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  20

Item 8A  Controls and Procedures                                              20


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant                   21

Item 10. Executive Compensation                                               22

Item 11. Security Ownership of Certain Beneficial Owners and Management       23

Item 12. Certain Relationships and Related Transactions                       23

Item 13. Exhibits and Reports on Form 8-K                                     24

Exhibit Index                                                                 24

Item 14. Principal Accountant Fees and Services                               26

Signatures                                                                    27

                                     PART I

INTRODUCTORY COMMENT

      Throughout this Annual Report on Form 10-KSB the terms "we," "us," "our," "MarketShare" and "our company" refer to MarketShare Recovery, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly owned subsidiary MarketShare Recovery, Inc. a New York corporation.

                           FORWARD-LOOKING STATEMENTS

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

      This Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

      The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report. This discussion should not be construed to imply that the results discussed in this quarterly report will necessarily continue into the future or that any conclusion reached in this quarterly report will necessarily be indicative of actual operating results in the future. The discussion represents only the best present assessment of management.

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

      Our subsidiary similarly named MarketShare Recovery, Inc. was incorporated in New York in November 2000. The subsidiary, MarketShare Recovery, Inc. was a provider of online direct marketing solutions for enterprises. The solutions enabled corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provided customer insight and powerful program execution through a combination of hosted applications and technology infrastructure.

      We derived our revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services consisted of the design and execution of online direct marketing campaigns and additional services provided by our Professional Services organization, including the development and execution of Customer Acquisition programs. Revenue for direct marketing and acquisition campaigns were recognized when persuasive evidence of an arrangement exists, the campaign has been sent, the fee was fixed or determinable and collection of the resulting receivables was reasonably assured. Revenue generated by our professional service organization was typically recognized as the service was provided.

      Our ability to grow and operate our existing business was constrained by new technologies and e-mail filtering devices installed at internet service providers and on consumers personal computers. These programs block our emails from reaching their final destination, which in turn affected our ability to effectively market our services. These technological obstacles have been put in place to combat spam however their effect has been more widespread and has adversely affected our ability to deliver our clients messages to our opt-in database of users. As a result, we found it harder to maintain and grow our business as we were not able to deliver as many advertisements for our clients and in turn had having difficulty in recruiting new sales persons as well as retaining members of our existing sales force.

      As a result of the foregoing, we decided to discontinue that business and sought out new business opportunities. On October 7, 2004, we entered into an Asset Purchase Agreement with Palomar Enterprises, Inc. (the "Agreement"). Pursuant to the Agreement, we agreed to purchase certain assets, including certain automotive notes and contracts, a business plan and model for an automotive financial services company and a data base of potential customers and $150,000 in cash from Palomar in exchange for a controlling interest in us.

      On November 2, 2004, by mutual agreement, Palomar and us terminated the Agreement.

      In 2004, we entered into a database license agreement with 110 Media Group to use and to sublicense the use of its database for a term of ten years for a total license fee of $45,567. For financial reporting, revenue is recognized using the straight-line method, based upon the economic useful life of three years. At December 31, 2004, our remaining deferred revenue of $30,378 was recognized as revenue due to the Company completing its obligations under the agreement and we are no longer required to perform any further services nor incur any costs related to this agreement.


      As a result of the foregoing, there will be no change of control of the Company as reported in the Company's Form 8-K filed with the SEC on October 13, 2004. On January 13, 2005 we entered into a letter of intent, which was amended on March 11, 2005 for a possible acquisition of a private development stage company engaged in the development of biometrics-based products for the home security and electronics market, including biometrically enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers. The transaction requires that the new subsidiary would provide funds to pay all of our outstanding debt and escrow funds to cover contingent or undisclosed liabilities and those that have not been settled prior to closing. The general structure of the transaction would involve the merger of the development stage company into a subsidiary we would form and the consideration for the merger consisting of solely of shares of our common stock, which after giving effect to the issuance, cancellation of a substantial amount of shares held by principal shareholders and escrow of remaining shares for the same purposes as the cash escrow, would constitute 90% of our shares then outstanding. The letter of intent has binding confidentiality provisions and the consummation of any transaction is conditioned upon, among other things, the receipt of audited financial statements of the development stage company, the consent of the majority of the holders of the development stage company's common stock, the absence of material claims for appraisal on the part of the development stage companies holders, due diligence and the execution of a definitive merger agreement. We plan to enter into a definitive merger agreement before the end of April, 2005 and the letter of intent provides that such an agreement cannot be signed until audited financial statements of the development stage company have been provided to us. Both the merger agreement and financial statements will be filed by us as part of a Form 8-K, when and if a merger agreement is signed.

Business Objectives

      In the event the above transaction is not completed, the Company will seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Nevertheless, Management does not intend to become involved with a company that is an investment company under the Investment Company Act of 1940; with a company that is a broker or dealer of investment securities or commodities; or with any company in which the officers, directors or shareholders of the target company are officers or directors of the Company. These business objectives are extremely general and are not intended to be restrictive upon the discretion of Management. Except for the general limitations contained above, management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition. Shareholders will therefore have extremely limited information as to Management's specific intentions and investors will be unable to determine even the industries which management might consider.

      The target company may be (i) in its preliminary or developmental stage,
(ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

      The analysis of potential business endeavors will be undertaken by or under the supervision of Management. Management will rely on its own business judgment in evaluating businesses that the Company may acquire or participate. See Item 9 - Directors, Executive Officers, Promoters and Control Persons. Locating and investigating specific business proposals may take an extended period of time. If a business is located, the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial time, effort, and expense. The time periods of these subsequent steps cannot be determined. If a specific business endeavor cannot be located the costs incurred in the investigation are not likely to be recovered. The failure to consummate an attempted transaction would likely result in the loss of the costs incurred.

      Shareholders of the Company are relying totally upon the business judgment of Management. Shareholders will not likely be consulted or provided any disclosure documentation in connection with any acquisition engaged in by the Company, unless required by state corporate law or the Federal securities laws. Although Management does not anticipate a sale of their Company shares in connection with an acquisition, in the event Management does enter into an agreement to do so, the remaining shareholders of the Company may not be afforded an equal opportunity to do so. As Management intends to offer a controlling interest in the Company, it is probable that a change of control will occur as a result of an acquisition engaged in by the Company. To the best knowledge of the Company, there are no lock-up agreements or understandings between the Company and its shareholders or among the shareholders that has the effect of restricting the transferability of any shareholders stock holdings. There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs, and there are no agreements concerning the election of members of the Board of Directors.

      It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest, however there is no agreement, policy, or understanding to prevent such a transaction. In the event of such a non-arm's length transaction, Management would seek an independent appraisal of the transaction. Notwithstanding the foregoing, there is the potential that a conflict of interest will arise between the Company and its management in which case Management's fiduciary duties may be compromised. Any remedy available under state corporate law would, in such an event, most likely be prohibitively expensive and time consuming.

      A number of states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. In such an event, the shareholders of the Company, as well as the shareholders of any target company, may be limited in their ability to resell shares of the Company. To the best knowledge of the Company, the following states may have such limitations (this list is not exhaustive and a significant number of other states may also have such limitations): Connecticut, Georgia, Oregon, Washington, and Florida.

Competition

      Inherent difficulties exist for any new company seeking to enter an established field. The Company will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities.

      There are many established venture capital and financial concerns which have significantly greater financial and personnel resources, technical expertise and experience than the Company. The Company is also subject to competition from numerous other recently formed public and private entities with business objectives similar to those of the Company.

Regulation

      The Investment Company Act of 1940 (Investment Act) defines an investment company as an issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company does not intend to engage primarily in the activities of purchasing, trading or selling securities and intends to conduct its activities so as to avoid being classified as an investment company under the Investment Act. The Company could be expected to incur significant registration and compliance costs if required under the Investment Act, and the regulations promulgated thereunder. Section 3(a) of the Investment Act provides exclusions from its application for companies that are not primarily engaged in the business of investing, reinvesting or trading in investment securities. Management intends to implement its business plan in a manner that will result in the availability of this exception from the definition of investment company. Accordingly, Management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an investment company.

      The Company's plan of business may involve changes in its capital structure, management, control, and business, especially if it consummates its plan to acquire or merge with another entity. Each of these areas is regulated by the Investment Act, which regulations have the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

      Even if the Company restricts its activities as described above, it is possible that it may be classified as an inadvertent investment company. This would be most likely to occur if significant delays are experienced in locating a business opportunity.

      The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, including an exception that allows an entity a one-time option during any three (3) year period to claim an exemption as a transient investment company. The necessity of asserting any such contention, or making any other claim of exemption, could be time consuming, costly or even prohibitive, given the Company's limited resources.

      The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and state tax consequences to the Company and its shareholders, and to any target company and its shareholders. Under Section 368 of the Internal Revenue Code of 1986, as amended (the Code), a statutory merger or consolidation is an exempt transaction and may be tax free to the companies and their shareholders if effected in accordance with state law. A tax free reorganization may require the Company to issue a substantial portion of its securities in exchange for the securities or assets of a target firm. Consequently, a tax free reorganization may result in substantial dilution of the ownership interests of the present shareholders of the Company. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that tax regulations will not change and result in the Company or its shareholders incurring a significant tax liability.

      The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Employees

      The Company presently has no employees other than its Chief Executive Officer, Raymond Barton, and its Chief Financial Officer, Mr. Timothy Schmidt. Messrs. Barton and Schmidt are employed in other businesses, and therefore allocate a minimal amount of time to the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company neither owns nor leases real property.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Pursuant to a written consent of a majority of the Company's shareholders, the Company approved an amendment to its Certificate of Incorporation which (a) reverse split the outstanding shares of the Company's common stock one-for-twelve; and (b) increased the number of shares of common stock the Company is authorized to issue to 50,000,000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Our common stock has been quoted on the OTCBB under the symbol MKSH since December 20, 2004. Prior to that, the Company traded under the symbol MSRY and prior to that the Company's common stock traded under the symbol HLLS. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the OTCBB. These quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions:

                                              2004

                                      High             Low
                                      ----             ---
COMMON STOCK
------------
    First quarter                   $  0.25          $  0.10
    Second quarter                  $  0.20          $  0.03
    Third quarter                   $  0.05          $  0.03
    Fourth quarter                  $  0.15          $  0.01

                                              2003

                                      High             Low
                                      ----             ---
COMMON STOCK
------------
    First quarter                   $  0.10          $  0.10
    Second quarter                  $  3.70          $  0.00
    Third quarter                   $  3.25          $  0.25
    Fourth quarter                  $  1.55          $  0.10


      All prices for fiscal 2004 and 2003 are split-adjusted to reflect a reverse 1:12 stock split which occurred on December 20, 2004.

      On April 11, 2005, the last sale price of our common stock reported by the OTCBB was $ 0.16 per share.

      As of March 24, 2005, the approximate number of common stockholders of record was approximately 550.

      The Company has never declared or paid any cash dividends on its capital stock and currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

      Unregistered Sales of Equity Securities

      During February 2004, the Company issued 23,970 shares of its common stock to each of the two officers of the Company and 3,000 shares of its common stock to a consultant. In April 2004 the Company issued 42 shares of its common stock to a former shareholder.

      All of the above stock transactions were restated giving effect to a 1 for 12 reverse stock split which occurred on December 20, 2004.

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

      MarketShare Recovery, the parent company's operating subsidiary similarly named MarketShare Recovery, Inc., was incorporated in New York in November 2000. The subsidiary, MarketShare Recovery, Inc. was a provider of online direct marketing solutions for enterprises. The solutions enabled corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provided customer insight and powerful program execution through a combination of hosted applications and technology infrastructure.

      We had derived our revenues from the sale of solutions that enable businesses to proactively communicate with their customers online. Primarily, these services have consisted of the design and execution of online direct marketing campaigns and additional services provided by our Professional Services organization, including the development and execution of Customer Acquisition programs. Revenue for direct marketing and acquisition campaigns were recognized when persuasive evidence of an arrangement exists, the campaign has been sent, the fee was fixed or determinable and collection of the resulting receivables is reasonably assured. Revenue generated by our professional service organization was typically recognized as the service is provided.

      Our ability to grow and operate our existing business was constrained by new technologies and e-mail filtering devices installed at internet service providers and on consumers personal computers. These programs block our emails from reaching their final destination, which in turn affected our ability to effectively market our services. These technological obstacles have been put in place to combat spam however their effect has been more widespread and has adversely affected our ability to deliver our clients messages to our opt-in database of users. As a result, we found it harder to maintain and grow our business as we were not able to deliver as many advertisements for our clients and in turn had having difficulty in recruiting new sales persons as well as retaining members of our existing sales force.

      In 2004, we entered into a database license agreement with 110 Media Group to use and to sublicense the use of our database for a term of ten years for a total license fee of $45,567. For financial reporting, revenue is recognized using the straight-line method, based upon the economic useful life of three years. At December 31, 2004, our remaining deferred revenue of $30,378 was recognized as revenue due to the Company completing its obligations under the agreement and we are no longer required to perform any further services nor incur any costs related to this agreement.

      As a result of the foregoing, we decided to discontinue that business and sought out new business opportunities. On October 7, 2004, the Company entered into an Asset Purchase Agreement with Palomar Enterprises, Inc. (the "Agreement"). Pursuant to the Agreement, the Company agreed to purchase certain assets, including certain automotive notes and contracts, a business plan and model for an automotive financial services company and a data base of potential customers and $150,000 in cash from Palomar in exchange for 85%, a controlling interest.

      On November 2, 2004, by mutual agreement, the Company and Palomar terminated the Agreement.

      On January 13, 2005 we entered into a letter of intent, which was amended on March 11, 2005 for a possible acquisition of a private development stage company engaged in the development of biometrics-based products for the home security and electronics market, including biometrically enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers. The transaction requires that the new subsidiary would provide funds to pay all of our outstanding debt and escrow funds to cover contingent or undisclosed liabilities and those that have not been settled prior to closing. The general structure of the transaction would involve the merger of the development stage company into a subsidiary we would form and the consideration for the merger consisting of solely of shares of our common stock, which after giving effect to the issuance, cancellation of a substantial amount of shares held by principal shareholders and escrow of remaining shares for the same purposes as the cash escrow, would constitute 90% of our shares then outstanding. The letter of intent has binding confidentiality provisions and the consummation of any transaction is conditioned upon, among other things, the receipt of audited financial statements of the development stage company, the consent of the majority of the holders of the development stage company's common stock, the absence of material claims for appraisal on the part of the development stage companies holders, due diligence and the execution of a definitive merger agreement. We plan to enter into a definitive merger agreement before the end of April, 2005 and the letter of intent provides that such an agreement cannot be signed until audited financial statements of the development stage company have been provided to us. Both the merger agreement and financial statements will be filed by us as part of a Form 8-K, when and if a merger agreement is signed.

      As a result of the foregoing, there will be no change of control of the Company as reported in the Company's Form 8-K filed with the SEC on October 13, 2004.

Business Objectives

      In the event the above transaction is not completed, the Company will seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Nevertheless, Management does not intend to become involved with a company that is an investment company under the Investment Company Act of 1940; with a company that is a broker or dealer of investment securities or commodities; or with any company in which the officers, directors or shareholders of the target company are officers or directors of the Company. These business objectives are extremely general and are not intended to be restrictive upon the discretion of Management. Except for the general limitations contained above, management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition. Shareholders will therefore have extremely limited information as to Management's specific intentions and investors will be unable to determine even the industries which management might consider.

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

Revenue Recognition
-------------------

      Revenue recognition. We had generated revenue from the sale of solutions that enable businesses to proactively communicate with their customers online.

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

Results of Operations
---------------------

Comparison of Years Ended December 31, 2004 and 2003
----------------------------------------------------

      Our net revenues decreased by 57% from $674,146 for the twelve months ended December 31, 2003 to $287,283 for the twelve months ended December 31, 2004. The decrease in revenues was a result of our decision to discontinue operations Cost of revenues as a percent of net revenues improved from 70% of net revenues for the twelve months ended December 31, 2003 to 54% of net revenues for the twelve months ended December 31, 2004. The improvement was due to higher margins.

      Selling, general and administrative expenses decreased by $2,000,629 for the twelve months ended December 31, 2004. This decrease is due in large part to the discontinuance of compensatory stock issuances.

      Our Loss before provision for income taxes decreased from $2,024,629 for the twelve months ended December 31, 2003 to $144,409 for the twelve months ended December 31, 2004. The decrease was a result of discontinued operations.

Liquidity and Capital Resources
-------------------------------

      Cash provided by operating activities during the twelve months ended December 31, 2004 amounted to $48,506. The Company had cash and marketable securities of $0 and $21,392 respectively, at December 31, 2004, as compared to $9,877 and $37,925 respectively, at December 31, 2003.

      In view of our accumulated deficit and recurring losses, our auditors have added an explanatory paragraph to their report on our financial statements stating that there is substantial doubt about our ability to continue as a going concern. The Company discontinued its operations on November 7, 2004 and is seeking a privately held business to complete a merger transaction with. There's no assurance that the Company will be successful in locating a candidate and completing a business combination. On January 13, 2005 the Company entered into a letter of intent with a privately-held development-stage company which is developing biometric based products for the home security and electronics market. There is no assurance that we will complete any financing or that we will complete a reverse merger transaction. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      We expect to incur operating expenditures and incur losses until we are able to merge with another entity. We do not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

      Changes in Internal Controls. During the fourth quarter of fiscal year 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be material weaknesses, under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the December 31, 2004 financial closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stocks received by customers, payment of commissions with marketable securities, as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004.

      Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2004 fairly present, in all material respects, our financial condition and results of operations.

      The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we will contract a full time CPA who will serve as our CFO and will assist in the preparation of our financial statements, 10-QSB's and 10-KSB's. We have completed a full review of our revenue recognition policy and practices and have implemented a number of process improvements. We intend to complete a review of our financial disclosure process and define and implement needed improvements in the quarter ending March 31, 2005.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

      The members of the Board of Directors serve until the next annual meeting of shareholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company:

Name                  Age          Position             Held Position Since
----                  ---          --------             -------------------

Ray Barton            35           President,
                                   Chairman and CEO     2003
Tim Schmidt           36           Vice president,
                                   CFO and Director     2003

Ray Barton

      Ray Barton, President, Chairman and Chief Executive Officer, has been the president, director and Chief Executive Officer since August 28, 2003.

      Mr. Barton has served as president and a director for MarketShare Recovery, Inc. an Internet Direct Marketing firm, which specializes in acquisition and resale of user demographic data and targeted e-mail marketing where, Mr. Barton's duties included managing the day to day operations of the business, marketing and managing the Company's growth. Upon the registrant's acquisition of MarketShare Recovery, Mr. Barton assumed the role of president, CEO and chairman of the registrant. Mr. Barton also serves as Chairman of the Board of Directors and Chief Executive Officer of 110 Media Group, Inc., a specialty website directory and distributor of adult oriented content. 110 Media is a public company. Prior thereto Mr. Barton was a stock broker at Meyers Pollock Robbins, and at Continental Broker Dealers where he served as a retail broker. Mr. Barton also served as Business Development Manager with PcQuote, Inc. and was in charge of developing business contacts and negotiating joint ventures. Prior to that Mr. Barton served as Executive Vice President of Financialweb.com, where his responsibilities included managing the production of online content. Mr. Barton served as the CEO and President of Thinkersgroup, Inc. a mobile wireless software developer, where he developed the Company's business plan, assembled a management team and oversaw day to day operations. Mr. Barton attended the State University of New York at Farmingdale, and received a Bachelor of Arts Degree in criminal justice from New York City Police Academy in 1991.

Timothy Schmidt

      Tim Schmidt, CFO, has been a director since August 28, 2003.

      During the last five years; Mr. Schmidt has been a principal at MarketShare Recovery, Inc., the wholly owned subsidiary of the registrant, an Internet Direct Marketing firm, which specializes in acquisition and resale of user demographic data, and targeted e-mail marketing where Mr. Schmidt's duties include overseeing operations, accounting, human resources, and administration. Upon the registrant's acquisition of MarketShare Recovery, Mr. Schmidt assumed the role of vice president and CFO of the registrant. As vice president of the parent company and subsidiary Mr. Schmidt is responsible for the Company's accounting, human resources, and administrative needs. Mr. Schmidt also serves as President of 110 Media Group, Inc., a specialty website directory and distributor of adult oriented content. 110 Media is a public company. Prior to that Mr. Schmidt served as Chief Operating Officer for thinkersgroup.com, a developer of wireless software applications where he managed company operations, administration and human resources. Mr. Schmidt attended the State University of New York at Farmingdale where he studied Business Administration from 1989 through 1991.

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

Item 10. Executive Compensation.

      The following table sets forth certain summary information concerning the compensation paid or accrued for each of the last three fiscal years to the Company's Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period:

                                               Annual Compensation                      Long Term Compensation
                                           --------------------------     ----------------------------------------------
                                                                                       Awards                  Payouts
                                                                                       ------                  -------
                                                               Other                      Securities               All
                                                               Annual                     Underlying              Other
Name and                                                       Compen     Restricted       Options/     LTIP      Compen
Principal Position                 Year    Salary    Bonus    -sation     Stock Awards       SARs       Payouts  -sation
------------------                 ----    ------    -----    -------     ------------       ----       -------  -------
Raymond Barton                     2004    $ -0-     $ -0-                    -0-            -0-          -0-      -0-
Chief Executive Officer and        2003    $ -0-     $ -0-     65,900         -0-            -0-          -0-      -0-

Timothy Schmidt
Chief Financial Officer            2004    $ -0-     $ -0-                    -0-            -0-          -0-      -0-
                                   2003    $ -0-     $ -0-     39,600         -0-            -0-          -0-      -0-


There have been no stock option grants to, or option exercises by, executive officers.

Directors are not paid compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information relating to the beneficial ownership of the Company's Common Stock as of March 24, 2005 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of the Company's directors and executive officers. The percent ownership included in the following is based on 3,808,863 shares of Common Stock outstanding as of March 24, 2005.

Security Ownership of Certain Beneficial Owners


                                                            Amount and Nature of      Percent of
Title of Class     Name and Address of Beneficial Owner     Beneficial Ownership        Class
--------------     ------------------------------------     --------------------        -----
Common Stock       Raymond Barton                               1,010,417               26.6%

Common Stock       Tim Schmidt                                  1,428,435               37.5%


Security Ownership of Management


                                                             Amount and Nature of     Percent of
Title of Class     Name and Address of Beneficial Owner      Beneficial Ownership        Class
--------------     ------------------------------------      --------------------        -----

Common Stock       Raymond Barton (1)                           1,010,417 (2)            26.6%

Common Stock       Tim Schmidt (1)                              1,428,435 (2)            37.5%

                   All directors and executive officers
                   as a group (2 persons)                       2,435,852                64.1%

(1) The address of each of the executive officers and directors is c/o MarketShare Recovery, Inc., 95 Broadhollow Road Suite 101, Melville New York 11747.

(2)   Shares of common stock are owned directly by Messrs. Barton and Schmidt.

Item 12. Certain Relationships and Related Transactions.

      On June 13, 2003 the Company, formerly known as Health & Leisure entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement"), with MarketShare Recovery, Inc., a New York corporation. In connection with said merger, a Promissory Note was delivered to H & L Concepts, Inc. ("H & L") by MarketShare Recovery, the New York corporation. H & L was previously a subsidiary of the registrant but at the time of the making of the Note, to the best of our knowledge, was soley owned by Mr. Robert Feldman, the Company's former president, CEO, chairman. The Promissory Note constituted partial payment for a controlling interest in the Company, previously owned by Mr. Feldman, Mr. Ray Barton and Mr. Tim Schmidt, the Company's current executive officers and directors have since purchased the Promissory Note from H & L for the full value of the Note, in accordance with the terms of the Note. The Company and Messrs. Barton and Schmidt have since ratified the non material parts of the Note to reflect their ownership and address'. A release agreement was signed between the Company and the holders in March 2005, which was retroactively effective to December 31, 2004. According to the agreement, the holders released the Company from further obligation under this loan, including principle balance of $5,985, accrued interest of $17,439, and legal fees of $12,300. As a result, at December 31, 2004, the amount due to holders was $0.

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

      Sub-lease Agreement. Beginning January 1, 2004, the Company entered into a sub lease agreement with 110 Media Group, Inc and Subsidiaries (formerly known as Dominix) ("110 Media Group") to share the expense of office facilities occupied by them jointly under a lease held by the Company. In August 2004, 110 Media Group assumed the lease for corporate headquarters.


      On July 15, 2003 we acquired MarketShare Recovery in a merger in accordance with the acquisition agreement and plan of merger dated June 13, 2003. In connection with this transaction, we issued an aggregate of 237,847 shares of our common stock to Raymond Barton, our Chief Executive Officer 118,924, and Timothy Schmidt, our Chief Financial Officer 118,923. The issuance of these shares is claimed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") for transactions not involving a public offering.

      In 2004, we entered into a database license agreement with 110 Media Group to use and to sublicense the use of its database for a term of ten years for a total license fee of $45,567. For financial reporting, revenue is recognized using the straight-line method, based upon the economic useful life of three years. At December 31, 2004, our remaining deferred revenue of $30,378 was recognized as revenue due to the Company completing its obligations under the agreement and we are no longer required to perform any further services nor incur any costs related to this agreement.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) LISTING OF FINANCIAL STATEMENTS

            The following financial statements of the Company are incorporated by reference in Item 7:

                  Report of Independent Registered Public Accounting Firm.

                  Consolidated Balance Sheet at December 31, 2004.

                  Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003.

                  Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2004 and 2003.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003.

                  Notes to Consolidated Financial Statements for the Years Ended December 31, 2004 and 2003.

      (a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

             None.

      (a)(3) The following exhibits are included as part of this report:


                                                                If Incorporated by Reference,
Exhibit                                                         Document with which Exhibit was
No.           Description of Exhibit                            Previously Filed with SEC
---           ----------------------                            -------------------------

3.1           Certificate of Incorporation                      Annual Report on Form 10-K for the year
                                                                ended December 31, 1987, filed March, 1988
                                                                (see Exhibit 1(A) therein).

3.1           Certificate of Amendment to Certificate           Annual Report on Form 10-K for the year
              of Incorporation filed May 2, 1988                ended December 31, 1988 filed December
                                                                28, 1989 (see Exhibit 1(B) therein).


3.1           Certificate of Amendment to Certificate           Annual Report on Form 10-K for the year
              of Incorporation filed September 12, 1990         ended December 31, 1990 filed April 15,
                                                                1991 (see Exhibit 1(C) therein).

3.1.1         Certificate of Amendment to Certificate           Annual Report on Form 10-K for the year
              of Incorporation filed August  26, 2003           ended December 31, 2003 (see Exhibit 3.1.1).

3.1.2         Certificate of Amendment to Certificate           Annual Report on Form 10-K for the year ended
              of Incorporation filed August  28, 2003           December 2003 (see Exhibit 3.2.2).

3.2           Bylaws                                            Annual Report on Form 10-K for the year ended
                                                                December 2003 (see Exhibit 3.2)

4             Designation of Preference with respect            Annual Report on Form 10-KSB for the
              to Series A Preferred Stock, filed                year ended December 31, 2000, filed
              August 23, 2000                                   April 2, 2001 (see Exhibit 1(D) therein).

4.1           Amended  Designation  of Preference  with         Current Report on Form 8K, filed July 18, 2003
              respect to Series A Preferred Stock,              (See Exhibit 4 therein).
              filed  August 23, 2000

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

31.1          Certification of Chief Executive Officer          Contained herein.
              pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002

31.2          Certification of Chief Financial Officer          Contained herein.
              pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002

32.1          Certifications of Chief Executive Officer         Contained herein.
              and Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act
              of 2002

32.2          Certifications of Chief Executive Officer         Contained herein.
              and Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act
              of 2002


99.1          Form of Promissory Note dated June 13, 2003       Current Report on Form 8K, filed
              Maker, MarketShare Recovery to holder             July 18,2003 (See Exhibit 2 therein).
              H & L Concepts,Inc.

      (b) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the fourth quarter of 2004.

      (c) EXHIBITS

                  The exhibits in response to this portion of Item 13 are submitted as a separate section of this report following the signatures.

Item 14. Principal Accountant Fees and Services.

Audit Fee

      The aggregate fees billed for the most recent fiscal year for professional services rendered by the principal accountant for the audit of Marketshare Recovery, Inc. and Subsidiary's annual financial statement and review of financial statements included in MarketShare Recovery, Inc. and Subsidiary's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $27,000 and $40,000 for years ended 2004 and 2003, respectively.

Audit-Related Fees
------------------

      Audit related fees for the fiscal year ended 2003 were $8,000, This fee was in connection with the Registration Statement filed on form S-8.

Tax Fees
--------

      Fees for tax compliance, tax advice and tax planning for the years 2004 and 2003 was $5,000 and $-0-, respectively.

All Other Fees
--------------

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

                                  MARKETSHARE RECOVERY, INC.


Date: April 15, 2005              By:/s/ Ray Barton
                                     -------------------------------------------
                                     Ray Barton, Chief Executive Officer
                                     and Chairman of the Board


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2005              By:/s/ Ray Barton
                                     -------------------------------------------
                                     Ray Barton, Chief Executive Officer
                                     and Chairman of the Board
                                     (Principal Executive Officer)


Date: April 15, 2005              By:/s/ Tim Schmidt
                                     -------------------------------------------
                                     Tim Schmidt, Chief Financial Officer
                                     and Director
                                     (Principal Accounting Officer)

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                                                            INDEX TO FORM 10-KSB
================================================================================


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION:

Item 1 - FINANCIAL STATEMENTS

  Report of Independent Registered Public Accounting Firm                   1
  Consolidated Balance Sheet                                                2
  Consolidated Statements of Operations                                     3
  Consolidated Statements of Stockholders' Deficiency                       4
  Consolidated Statements of Cash Flows                                     5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                6-11

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketShare Recovery, Inc.

We have audited the accompanying consolidated balance sheet of MarketShare Recovery, Inc. and Subsidiary (formerly Health & Leisure, Inc. and Subsidiary) (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MarketShare Recovery, Inc. and Subsidiary (formerly Health & Leisure, Inc. and Subsidiary) as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2004, the Company has incurred a net loss of approximately $144,000 and, as of December 31, 2004, has a working capital and stockholders' deficiency of approximately $250,000 and $250,000, respectively. As discussed in Note 2 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Marcum & Kliegman LLP

New York, New York
April 6, 2005

                                        MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2004
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
 Marketable securities                                              $   21,392
                                                                    -----------

  TOTAL CURRENT ASSETS                                                   21,392

  TOTAL ASSETS                                                      $    21,392
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
 Loan Payable - Stockholder                                         $   109,736
 Accrued expenses, accounts payable and other current liabilites        162,139
                                                                    -----------

  TOTAL CURRENT LIABILITIES                                             271,875
                                                                    -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock - $0.10 par value; 10,000,000 shares
  authorized; no shares issues or outstanding                                --
Common stock - $0.001 par value; 50,000,000 shares
  authorized; 3,808,863 shares issued and outstanding                     3,809
Additional paid-in capital                                            1,902,954
Accumulated deficit                                                  (2,157,246)
                                                                    -----------
  TOTAL STOCKHOLDERS' DEFICIENCY                                       (250,483)
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    DEFICIENCY                                                      $    21,392
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                        MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                    For the Years Ended
                                                                       December 31,
                                                                   2004             2003
                                                                   ----             ----
REVENUES
--------
   Net revenues - sale of distribution lists                   $   240,716      $   674,146
   License fee revenue - related party                              46,567               --
                                                               -----------      -----------

   TOTAL NET REVENUES                                              287,283          674,146

COST OF REVENUES
----------------
(including compensatory element
of stock issuances of $40,331 and $0 respectively)                 154,175          469,658
                                                               -----------      -----------

        GROSS PROFIT                                               133,108          204,488

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
  (including compensatory element
  of stock issuances of $0 and $1,964,739, respectively)           215,783        2,215,248
                                                               -----------      -----------

        OPERATING LOSS                                             (82,675)      (2,010,760)
                                                               -----------      -----------

OTHER INCOME (EXPENSES)
-----------------------
  Interest expense - stockholders                                  (12,590)         (10,000)
  Interest expense                                                  (1,854)              --
  Gain(Loss) on sale of marketable securities                      (45,439)           8,592
  Unrealized loss on marketable securities                          (1,851)         (12,461)
                                                               -----------      -----------

        TOTAL OTHER EXPENSES                                       (61,734)         (13,869)
                                                               -----------      -----------

        NET LOSS                                               $  (144,409)     $(2,024,629)
                                                               ===========      ===========

Basic and Diluted Net Loss Per Common Share                    $     (0.04)     $     (1.61)
                                                               ===========      ===========

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted (1)                            3,805,526        1,258,338
                                                               ===========      ===========

      (1) Restated to reflect 1-for-12 reverse stock-split completed in December 2004.

The accompanying notes are an integral part of these consolidated financials statements.

                                        MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                   For the Year Ended December 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                       Preferred Stock              Common stock        Additional                     Total
                                     -------------------         ------------------      Paid-in      Accumulated   Stockholders'
                                     Shares       Amount         Shares      Amount      Capital        Deficit      Deficiency
                                     ------       ------         ------      ------      -------        -------      ----------
BALANCE - January 1, 2003          3,425,000   $    34,250        84,981   $        85  $   (34,235)  $    11,792   $    11,892

Shares issued to Health
& Leisure, Inc. stockholders                                     144,379           144      (137,844)          --      (137,700)

Shares returned to
the Company                                                      (62,731)          (63)          63            --             0

Shares issued to settle
notes payable                                                    105,833           106       12,594            --        12,700

Shares issued for the
conversion of preferred stock     (3,425,000)      (34,250)    2,854,167         2,854       31,396            --            --

Shares issued for services                                       654,922           655    1,964,084                   1,964,739

Net loss                                                                                               (2,024,629)   (2,024,629)

                                 -----------   -----------   -----------   -----------  -----------   -----------   -----------
BALANCE - December 31, 2003               --            --     3,781,851         3,782    1,836,057    (2,012,837)     (172,998)
-------                         -----------   -----------   -----------   -----------  -----------   -----------   -----------

  Shares issued for services              --            --        23,970            24       40,247            --        40,271

  Shares issued to Health
    & Leisure, Inc. stockholder           --            --         3,000             3           (3)           --            --

  Shares issued to Health
    & Leisure, Inc. stockholder                                       42            --            60            --           60

    Forgiveness of debt -
      principal                                                                               5,985                       5,985
    Forgiveness of debt -
      accrued interest                                                                       17,439                      17,439
    Forgiveness of debt -
      due to affiliates                                                                       3,169                       3,169

  Net loss                                --            --            --            --           --      (144,409)     (144,409)
                                 -----------   -----------   -----------   -----------  -----------   -----------   -----------

BALANCE -December 31, 2004                --   $        --     3,808,863   $     3,809  $ 1,902,954   $(2,157,246)  $  (250,483)
-------                          ===========   ===========   ===========   ===========  ===========   ===========   ===========


The accompanying notes are an integral part of these consolidatated finanical statements.

                                        MARKETSHARE RECOVERY, INC AND SUBSIDIARY
                                (FORMERLY HEALTH & LEISURE, INC. AND SUBSIDIARY)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                              For the Years Ended
                                                                                  December 31,
                                                                              2004            2003
                                                                              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net loss                                                               $  (144,409)     $(2,024,629)
                                                                         -----------      -----------
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Compensatory element of stock issuances                                   40,331        1,964,739
    Depreciation                                                                 439               --
  Changes in operating assets and liabilities:
    Accounts receivable                                                           --            8,932
    Prepaid and other current assets                                           1,601              (34)
    Unerarned revenue                                                             --          (27,625)
    Accrued expenses, accounts payable and other current liabilities         134,011            1,172
    Marketable securities                                                     16,533           27,525
                                                                         -----------      -----------

        TOTAL ADJUSTMENTS                                                    192,915        1,974,709
                                                                         -----------      -----------

        NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                                          48,506          (49,920)
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Payment of security deposit                                                     --           (2,767)
  Purchase of property and equipment                                          (2,108)              --
                                                                         -----------      -----------

        NET CASH USED IN INVESTING ACTIVITIES                                 (2,108)          (2,767)
                                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Repayment of note to stockholders                                         (119,015)              --
  Advances to/from affiliate                                                 (46,996)          45,567
  Advances from stockholders                                                      --           12,300
  Proceeds from loan payable - stockholder                                   109,736               --
                                                                         -----------      -----------

        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (56,275)          57,867
                                                                         -----------      -----------
                                                                              (9,877)           5,180
CASH  - Beginning                                                              9,877            4,697
----                                                                     -----------      -----------
CASH  - Ending                                                           $        (0)     $     9,877
----                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
Cash paid during the years for:
     Interest                                                            $     1,854      $        --
     Income taxes                                                        $       455      $       978

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
------------------------------------------------------------
  Issuance of notes payable related to reverse merger                    $        --      $   137,700
  Payment of commission with marketable securities                       $        --      $   280,945
  Forgiveness of debt                                                    $    26,593      $        --
  Issuance of common stock to satisfy notes payable                      $        --      $    12,700


The accompanying notes are an integral part of these consolidated financials statements

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Business and Reverse Merger
         ---------------------------

      Effective on June 13, 2003, Health & Leisure, Inc. ("HLLS"), a publicly-traded Delaware corporation, and its wholly-owned subsidiary, Venture Sum, Inc., a Delaware corporation ("Mergerco"), entered into a Merger and Acquisition agreement with Marketshare Recovery, Inc., a privately-held New York corporation ("MKSR"), in the business of providing on-line direct marketing solutions for enterprises to customers throughout the United States. Pursuant to the agreement, Mergerco merged with and into MKSR and MKSR became the surviving corporation. As consideration for the merger, the shareholders of MKSR received from HLLS 84,981 common shares of HLLS and 3,425,000 shares of its voting convertible non-cumulative preferred stock ("HLLS Preferred Stock"). 22,250 shares of the HLLS common stock issued to the MKSR shareholders were from HLLS authorized but unissued shares and 62,731 shares of the HLLS common stock were returned to HLLS by the HLLS' former chief executive officer (Mr. Feldman) and then reissued by HLLS in the merger.

      The 3,425,000 shares of HLLS Preferred Stock were convertible into 2,854,167 post reverse stock-split shares of HLLS common stock upon the approval of an increase in the shares the Company is authorized to issue. After the issuance of common stock as described above and the conversion of HLLS Preferred Stock, the shareholders of MKSR owned approximately 94% of HLLS. Accordingly, this transaction has been accounted for as a reverse merger with MKSR as the acquirer of HLLS. The reverse merger was accounted for as a recapitalization and the stockholders' equity was retroactively restated to January 1, 2002. The historical financial statements prior to the reverse merger are those of MKSR. As part of the merger, HLLS changed its name to Marketshare Recovery, Inc. (the "Company").

      Pursuant to the merger, the Company's former Chief Executive Officer (Mr. Feldman) cancelled all indebtedness owed by HLLS to him, except for $12,700, and cancelled all guarantees of debt by HLLS.

      In addition, as part of the merger transaction, MKSR and HLLS agreed to pay $125,000 to H&L Concepts, Inc., a wholly-owned subsidiary of HLLS. After the execution of the promissory note, the former Chief Executive Officer purchased all of the outstanding shares of stock of H&L Concepts, Inc. for nominal consideration. The parties acknowledged that most of the trade payables and other consolidated liabilities of HLLS were liabilities of H&L Concepts, Inc., the subsidiary of HLLS, and by selling the stock of H&L Concepts, Inc. to Mr. Feldman it had the effect of removing substantially all of the trade payables and liabilities from the HLLS balance sheet and fixing the post closing liabilities of HLLS to that set forth in the promissory note, see Note 4.

      The Company discontinued its operations on November 7, 2004 and is seeking a privately held business to complete a merger transaction with. There's no assurance that the

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Business and Reverse Merger - continued
         ---------------------------

      Company will be successful in locating a candidate and completing a business combination. On January 13, 2005 the Company entered into a non-binding letter of intent with a privately-held development-stage company which is developing biometric based products for the home security and electronics market. (see Note 12)

NOTE 2 - Going Concern and Management's Plans
         ------------------------------------

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the year ended December 31, 2004, the Company has incurred a loss of approximately $144,000 and has a working capital deficiency of approximately $250,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing a reverse merger transaction.

NOTE 3 - Summary of Significant Accounting Policies
         ------------------------------------------

      Principles of Consolidation
      ---------------------------
      The consolidated financial statements include the accounts of MarketShare Recovery, Inc. (formerly Health & Leisure, Inc.) and its wholly-owned subsidiary, MKSR. Collectively, they are referred to herein as the "Company". All significant intercompany balances and transactions have been eliminated in consolidation.

      Revenue Recognition and Related Commission Expenses
      ---------------------------------------------------
      Revenues include the sale of and/or electronic delivery of email distribution lists. Revenues from the sale of email distribution lists are recognized when the seller has delivered a list to the customer and the customer has accepted the list after an up to 30-day address replacement period. Revenues from consulting services are recognized ratably over the period of the contract. Commissions due to sales consultants are initially deferred and recognized ratably over the period revenue is recognized. Deferred commission expense is netted against deferred revenue for financial reporting purposes. Revenues from our license agreement of $45,567, with 110 Media Group, Inc. (formerly know as Dominix, Inc., "110 Media"), related by common executive management, was recognized during the year ended December 31, 2004, as all of the deliverables had been met and no further services are required.

      Use of Estimates
      ----------------
      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

      Use of Estimates - continued
      ----------------

      contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Website Development Costs
      -------------------------
      The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of December 31, 2004, there are no capitalized website development costs.

      Advertising Costs
      -----------------
      Advertisement costs are expensed as incurred. For the years ended December
      31,  2004  and  2003,   advertising   expenses  were  $2,500  and  $3,900,
      respectively.

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

      Loss or Earnings per Common Share
      ---------------------------------
      The Company displays earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share include no dilution and are computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2004 and 2003, there were no potentially dilutive securities.

      Stock-Based Compensation
      ------------------------
      The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

      Stock-Based Compensation, continued
      -------------------------
      method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

      The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

      In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company adopted the increased disclosure requirements of SFAS No. 148 during the year ended December 31, 2003. The Company has no stock-based employee compensation during 2004 and 2003.

      Income Taxes
      ------------
      The Company was not required to provide for a provision for income taxes for the years ended December 31, 2004 and 2003, as a result of net operating losses incurred during these years. As of December 31, 2004, the Company had available approximately $309,000 of net operating losses ("NOL) available for income tax purposes that may be carried forward to offset future taxable income, if any. These carry forwards expire in various years through 2024. At December 31, 2004, the Company has a deferred tax asset of approximately $124,000 which substantially represents the benefits of its net operating loss carryforwards. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. For the years ended December 31, 2004 and 2003, the difference between the statutory tax rate of 40% and the Company's effective tax rate (0%) is due to non-utilization of the Company's net operating tax losses for those years. During the year ended December 31, 2004, the deferred tax valuation allowance decreased by $686,000 from $810,000 in 2003 to $124,000 in 2004.
      The valuation allowance was increased due to the net operating loss for 2004 by $58,000 and was reduced by a permanent difference of $744,000 related to the

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

      Income Taxes - continued
      ------------

      difference between the financial statement value and tax deduction for compensatory stock issuances. The Company's ability to utilize its carryforwards is subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended and separate return limitation year ("SRLY") rules.

      New Accounting Pronouncements
      -----------------------------
      In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

      The adoption of this pronouncement did not have a material effect on the Company's financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

      The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets". This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

      exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

      The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

      EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities, should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004.

      The adoption of this pronouncement did not have a material effect on the Company's financial statements.

NOTE 4 - Note Payable - Stockholders
         ---------------------------

      At the closing of the merger, HLLS and MKSR entered into a $125,000 secured promissory note with H&L Concepts, Inc., a then wholly-owned subsidiary of HLLS. The loan is payable in twelve equal installments of $11,341, commencing July 2003. Interest was included in the monthly payment at a rate of 16% per annum. In October 2003, Mr. Ray Barton and Mr. Tim Schmidt, the Company's current executive officers and directors purchased the promissory note from H&L Concepts, Inc. for the full value of the note, in accordance with the terms of the note. The terms of repayment, including the interest rate and payment schedule remained the same. During the year ended December 31, 2004 the Company repaid $119,015 in principal.

      A release agreement effective as of December 31, 2004 released the Company from all of its obligations under this loan, including principle balance of $5,985, accrued interest of $17,439, and legal fees of $12,300. As a result, at December 31, 2004, the amount due to holders was $0.

NOTE 5 - Loan Payable - Stockholder
         --------------------------

      Loan payable - stockholder as of December 31, 2004, is $109,736, 8% note, due April 2005 as amended, that is payable to a stockholder and secured by a pledge of 3,035,085 shares of the Company's common stock held by certain of the Company's stockholders including its

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Loan Payable - Stockholder - continued
         --------------------------
      executive management. This loan was increased to $112,000 during the quarter ended March 31,2005.In the event of a default the interest rate increases to 18% per annum. Accrued interest at December 31, 2004 amounted to approximately $5,200.

NOTE 6 - Stockholders' Deficiency
         ------------------------

      Preferred Stock
      ---------------
      In June of 2003, HLLS amended its designation of preferred stock and designated 3,425,000 shares of HLLS Preferred Stock. Each share of HLLS Preferred Stock is automatically convertible into .8333 shares of common stock upon filing of an amendment to HLLS certificate of incorporation authorizing a sufficient number of shares of common stock to effect such a conversion. The HLLS Preferred Stock shall be entitled to receive when, if and as declared by the Board of Directors dividends at 6% of its par value per annum, payable in cash. Dividends on each share of the HLLS Preferred Stock shall be non-cumulative and shall not accrue if not declared. Each share of the HLLS Preferred Stock shall entitle its holders to vote in all matters submitted to a vote of the stockholders of the Company with the number of votes per Preferred share equal to the number of votes available on a converted basis.

      As discussed in Note 1, in connection with the June 2003 merger transaction with MKSR, 3,425,000 shares of the HLLS Preferred Stock were issued to the stockholders of MKSR. In September 2003, these preferred shares were converted into 2,854,167 shares of common stock. After this conversion, there were no outstanding shares of preferred stock.

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

      The $12,700 of debt owed to the former Chief Executive Officer was converted into 105,833 shares of common stock.

      On November 29, 2004 MarketShare Recovery filed with the Securities and Exchange Commission a definitive information statement notifying the stockholders of the Company that written consents from principal stockholders who collectively hold in excess of 50% of the Company's common stock were obtained and approved a 1 for 12 reverse split of the

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - Stockholders' Deficiency - continued
         ------------------------
      common stock, to authorize up to 50,000,000 shares of common stock and reduce the par value to $0.001.

      All share and per share amounts in the consolidated financial statements and notes thereto, were retroactively adjusted to reflect the reverse stock splits of 1 for 10 in August 2003 and 1 for 12 in December 2004.

      Stock Options
      -------------
      In September 2003, the Company adopted a 2003 Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, up to 1,250,000 incentive stock options, or non-qualified stock options, could be granted to employees and consultants. As of December 31, 2004, no options have been granted.

      Common Stock Issuances
      ----------------------
      During the year ended December 31, 2004, the Company issued 23,970 shares of its common stock to two officers of the Company as additional compensation valued at $40,271 which was charged to operations for the year ended December 31, 2004. The Company also issued 3,000 shares of its common stock to HLLS in connection with the merger recorded at par value in the statement of stockholders' deficiency. In addition the Company issued 42 shares to an individual valued at $60 charged to operations for the year ended December 31, 2004.

NOTE 7 - Concentrations of Credit Risk
         -----------------------------

      Net revenue from sales of distribution lists includes three customers which accounted for approximately 37% and 32%, respectively for the years ended December 31, 2004 and 2003.

NOTE 8 - Commitments and Contingencies
         -----------------------------

      Lease Obligations
      -----------------
      Beginning January 1, 2004, the Company entered into a sub lease agreement with 110 Media to share the expense of office facilities occupied by them jointly under a lease held by the Company. In August 2004, 110 Media assumed the lease for its corporate headquarters.

      Rent expense charged to operations for the years ended December 31, 2004 and 2003 amounted to $14,153 and $36,796, net of sub rental income from 110 Media Group amounting to $15,259 and $-0-, respectively. In the year ended December 31, 2004, 110 Media agreed to assume full amount of rental lease, in exchange the Company transferred the rights to the security deposit to 110 Media.

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Related Party Transactions
         --------------------------

      Deferred Revenue
      ----------------
      In March 2004, the Company entered into a database license agreement with 110 Media to use and to sublicense the use of its database for a term of ten years for a total license fee of $45,567. For financial reporting, revenue is recognized using the straight-line method, based upon the economic useful life of three years. By November 7, 2004, the remaining deferred revenue of $30,378 was recognized as revenue due to the Company completing its obligations under the agreement and the Company was no longer required to perform any further services nor incur any costs related to this agreement.

NOTE 10 - Terminated Proposed Merger
          --------------------------

      110 Media Group, Inc.
      ---------------------
      On November 25, 2003 110 Media Group, Inc a Delaware corporation traded on NASDAQ electronic bulletin board (OTEN) and the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which 110 Media Group, subject to certain conditions, would acquire all of the outstanding capital stock of the Company. The parties have determined that it is in their mutual best interest to terminate the Stock Purchase Agreement. In March 2004, the Company entered into a database license with Jade Entertainment Group, Inc. ("Jade"), a wholly owned subsidiary of 110 Media Group (see Note 9).

NOTE 11 - Terminated Asset Purchase Agreement
          -----------------------------------

      Asset Purchase Agreement
      ------------------------
      On October 7, 2004, the Company entered into an Asset Purchase Agreement with Palomar Enterprises, Inc. (the "Agreement"). Pursuant to the Agreement, the Company agreed to purchase certain assets, including certain automotive notes and contracts, a business plan and model for an automotive financial services company and a data base of potential customers and $150,000 in cash from Palomar in exchange for an 85% controlling interest in our equity securities.

      On November 2, 2004, by mutual agreement, the Company and Palomar terminated the Agreement. As such, there is no change of control of the Company.

                                       MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
                              (Formerly Health and Leisure, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Subsequent Events
          -----------------

      In March 2005, 2,642 shares of common stock were cancelled.

      On January 13, 2005 we entered into a letter of intent, which was amended on March 11, 2005 for a possible acquisition of a private development stage company engaged in the development of biometrics-based products for the home security and electronics market, including biometrically enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers. The transaction requires that the new subsidiary would provide funds to pay all of the Company's outstanding debt and escrow funds to cover contingent or undisclosed liabilities and those that have not been settled prior to closing. The general structure of the transaction would involve the merger of the development stage company into a subsidiary to be formed and the consideration for the merger would consist solely of shares of the Company's common stock, which after giving effect to the issuance, cancellation of a substantial amount of shares held by principal stockholders and escrow of remaining shares for the same purposes as the cash escrow, would constitute 90% of the shares then outstanding. The letter of intent has binding confidentiality provisions and the consummation of any transaction is conditioned upon, among other things, the receipt of audited financial statements of the development stage company, the consent of the majority of the holders of the development stage company's common stock, the absence of material claims for appraisal on the part of the development stage company's holders, due diligence and the execution of a definitive merger agreement. It is expected that a definitive merger agreement will be entered into before the end of April, 2005 and the letter of intent provides that such an agreement cannot be signed until audited financial statements of the development stage company have been provided. Both the merger agreement and financial statements will be filed as part of a Form 8-K, when and if a merger agreement is signed. There can be no assurance that the merger transaction will be completed.