Form 10QSB
period 2005-03-31
MARKETSHARE RECOVERY INC
filed 2005-05-19
CIK 774657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
March 31, 2005                                       Commission File No. 0-15807

                           MARKETSHARE RECOVERY, INC.
             (Exact name of Registrant as specified in its Charter)

            Delaware                                       31-1190725
------------------------------                ---------------------------------
  (State or jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

95 Broadhollow Road, Suite 101, Melville, New York                   11747
-----------------------------------------------------             ----------
(Address of Principal Executive Office)                           (Zip Code)

Registrant's telephone number, including area code:    (631) 385-0007

   Former name, former address and former fiscal year, if changed since last report: N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 11, 2005 was 3,806,221.


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheet                                         F-1

Condensed Consolidated Statements of Operations for the three
months ended March 31, 2005 and March 31, 2004                               F-2

Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2005 and 2004                                         F-3

Notes to the Condensed Consolidated Financial Statements                   F4-F6

                    MARKETSHARE RECOVERY, INC AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 March 31, 2005


                                     ASSETS

CURRENT ASSETS
  Cash in escrow                                                    $    45,000
  Marketable securities                                                   6,545
                                                                    -----------

      TOTAL CURRENT ASSETS                                               51,545



      TOTAL ASSETS                                                  $    51,545
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Loan Payable - Stockholder                                        $   109,736
  Advances on letter of intent                                           75,000
  Accrued expenses, accounts payable and other current liabilites       180,940
                                                                    -----------

      TOTAL CURRENT LIABILITIES                                         365,676
                                                                    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock - $0.001 par value; 50,000,000 shares
    authorized; 3,806,221 shares issued and outstanding                   3,806
  Additional paid-in capital                                          1,902,954
  Accumulated deficit                                                (2,220,891)
                                                                    -----------

      TOTAL STOCKHOLDERS' DEFICIENCY                                   (314,131)
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $    51,545
                                                                    ===========

      See notes to unaudited condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      For The Period Ended
                                                             March 31,
                                                       2005             2004
                                                   -----------      -----------

  Net revenues - sale of distribution lists        $        --      $   104,963
  License fee revenue - related party              $        --      $        --
                                                   -----------      -----------

  TOTAL NET REVENUES                               $        --      $   104,963

COST OF REVENUES                                            --           91,431
                                                   -----------      -----------

    GROSS PROFIT                                            --           13,532

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            46,636           67,417
                                                   -----------      -----------

    OPERATING LOSS                                     (46,636)         (53,885)
                                                   -----------      -----------

OTHER INCOME (EXPENSES)
  Interest expense - stockholders                       (2,165)          (5,000)
  Interest expense                                          --               --
  Gain(Loss) on sale of marketable securities               --              764
  Unrealized loss on marketable securities             (14,847)         (25,577)
                                                   -----------      -----------

    TOTAL OTHER EXPENSES                               (17,012)         (29,813)
                                                   -----------      -----------

    LOSS BEFORE  INCOME TAXES                          (63,648)         (83,698)

PROVISION FOR INCOME TAXES                                  --              455
                                                   -----------      -----------

    NET LOSS                                       $   (63,648)     $   (84,153)
                                                   ===========      ===========

Basic Net (Loss) Income Per Common Share           $     (0.02)     $     (0.37)
                                                   ===========      ===========

Diluted Net (Loss) Income Per Common Share         $     (0.02)     $     (0.37)
                                                   ===========      ===========

Weighted Average Number of Common Shares
  Outstanding - Basic                                3,808,461          227,717
                                                   ===========      ===========

Weighted Average Number of Common
  Shares Outstanding - Diluted                       3,808,461          227,717
                                                   ===========      ===========


      See notes to unaudited condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Period Ended
                                                                       March 31,
                                                                  2005           2004
                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $ (63,648)     $ (84,153)
                                                               ---------      ---------
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Compensatory element of stock issuances                          --         40,271
     Depreciation                                                     --             88
     Unrealized loss on marketable securities                     14,847             --
  Changes in operating assets and liabilities:
     Deferred revenue                                                 --         60,956
     Prepaid and other current assets                                 --            (51)
     Due to affiliate                                                 --        (45,567)
     Accrued expenses and other current liabilities               18,802         44,451
     Marketable securities                                            --         (1,308)
                                                               ---------      ---------

       TOTAL ADJUSTMENTS                                          33,649         98,840
                                                               ---------      ---------

       NET CASH PROVIDED BY(USED IN) OPERATING
        ACTIVITIES                                               (30,000)        14,687
                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                  --         (1,055)

       NET CASH PROVIDED (USED IN) BY INVESTING
        ACTIVITIES                                                    --         (1,055)
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds letter of intent                                      75,000             --
                                                               ---------      ---------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        75,000             --
                                                               ---------      ---------
                                                                  45,000         13,632
CASH  - Beginning                                                     --          9,877
                                                               ---------      ---------
CASH  - Ending                                                 $  45,000      $  23,509
                                                               =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Income taxes                                               $      --      $     455

      See notes to unaudited condensed consolidated financial statements.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (Formerly Health and Leisure, Inc. and subsidiary)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 -  Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements include the accounts of Marketshare Recovery, Inc. and its subsidiary, which is wholly owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations and cash flows for the periods presented.

                  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

                  The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing a reverse merger transaction (see Note 4).


NOTE 2  -  Marketable Securities

                  The  Company   accounts  for  its  investments  in  marketable
         securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                  Management determines the appropriate classification of all securities at the time of acquisition and re-evaluates such designation as of each balance sheet date. The Company has classified its marketable equity securities as trading securities and has

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (Formerly Health and Leisure, Inc. and subsidiary)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2  -  Marketable Securities - continued

                  recorded such securities at fair value. The Company uses the specific identification method to determine realized gains and losses. Unrealized holding gains and losses are included in earnings.

                  Marketable securities are classified as current assets and are summarized as follows:

                     Marketable equity securities, at cost         $  30,363
                                                                   =========

                     Marketable equity securities, at fair value   $   6,545
                                                                   =========


NOTE 3 - Stockholders' Deficiency

      Common Stock Cancelled

      In March 2005, 2,642 shares of common stock were cancelled. These shares were originally issued in 2003 to a consultant for services to be provided. The consultant never provided those services and subsequently returned those shares.

                    MARKETSHARE RECOVERY, INC. AND SUBSIDIARY
               (Formerly Health and Leisure, Inc. and subsidiary)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - Proposed Merger

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

On April 27, 2005 the Company entered into entered into an Agreement and Plan of Merger, dated as of April 27, 2005 with its to be formed wholly owned subsidiary, MarketShare Merger Sub Inc., a Delaware corporation "Merger Sub") and bioMetrx Technologies, Inc. ("bioMetrx"), a developer of proprietary biometrics-based products for the home security and electronic markets. Under the terms of the Agreement, MarketShare will acquire 100% of the total outstanding capital stock of bioMetrx, by combining it with the Merger Sub.

Pursuant to the Agreement, MarketShare agreed to issue to the shareholders of bioMetrx approximately 14,000,000 restricted shares of its common stock. The merger consideration constitutes approximately 90% of the outstanding common stock of MarketShare, post acquisition. Changes to management of MarketShare, including the appointment of Mark Basile as President and CEO, the appointment of new directors and the change of MarketShare's corporate name bioMetrx, are expected to follow in the near future, after closing and subject to compliance with applicable SEC rules. When the corporate name change occurs, the Company will ask the OTCBB to change its trading symbol. Pending such change, MarketShare will continue to trade under the symbol "MKSH."

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

            Pursuant to an Acquisition Agreement and Plan of Merger dated June 13, 2003 (the "Merger Agreement"), by and among Health & Leisure, Inc (the"
Registrant"); Venture Sum, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant ("Mergerco"); and MarketShare Recovery, Inc., a NewYork corporation, ("MKSR"), Mergerco merged with and into MKSR, and MKSR became a wholly owned subsidiary of the Registrant. The merger became effective June 13, 2003, (the "Effective Date,") however closing of the Agreement occurred on July 15, 2003. Subsequently, Health & Leisure, Inc. filed an amendment to its certificate of incorporation and thereby changed its name to MarketShareRecovery, Inc.

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

            Our ability to grow and operate our existing business was constrained by new technologies and e-mail filtering devices installed at internet service providers and on consumer's personal computers. These programs block our emails from reaching their final destination, which in turn affected our ability to effectively market our services. These technological obstacles have been put in place to combat spam however their effect has been more widespread and has adversely affected our ability to deliver our clients messages to our opt-in database of users. As a result, we found it harder to maintain and grow our business as we were not able to deliver as many advertisements for our clients and in turn had having difficulty in recruiting new sales persons as well as retaining members of our existing sales force.

            In 2004, we entered into a database license agreement with 110 Media Group to use and to sublicense the use of our database for a term of ten years for a total license fee of $45,567. For financial reporting, revenue is recognized using the straight-line method, based upon the economic useful life of three years. At March 31, 2005, our remaining deferred revenue of $0 and we are no longer required to perform any further services nor incur any costs related to this agreement.

      As a result of the foregoing, we decided to discontinue that business and sought out new bossiness opportunities. On October 7, 2004, the Company entered into an Asset Purchase Agreement with Palomar Enterprises, Inc. (the "Agreement"). Pursuant to the Agreement, the Company agreed to purchase certain assets, including certain automotive notes and contracts, a business plan and model for an automotive financial services company and a data base of potential customers and $150,000 in cash from Palomar in exchange for 85%, a controlling interest.

      On November 2, 2004, by mutual agreement, the Company and Palomar terminated the Agreement. As a result of the foregoing, there will be no change of control of the Company as reported in the Company's Form 8-K filed with the SEC on October 13, 2004.

      The Company entered into an Agreement and Plan of Merger, dated as of April 27, 2005 with its to be formed wholly owned subsidiary, MarketShare Merger Sub Inc., a Delaware corporation ("Merger Sub") and bioMetrix Technologies, Inc. ("bioMetrix"), a developer of proprietary biometrics-based products for the home security and electronic markets. Under the terms of the Agreement, MarketShare will acquire 100% of the total outstanding capital stock of bioMetrix, by combining it with the Merger Sub.

      Pursuant to the Agreement, MarketShare agreed to issue to the shareholders of bioMetrix approximately 14,000,000 restricted shares of its common stock and each holder of warrants or options of bioMetrix (approximately 402,500) will receive corresponding instruments in MarketShare being substantially the same rights, preferences as the original instrument issued by bioMetrix. The merger consideration constitutes approximately 90% of the outstanding common stock of MarketShare of a fully diluted basis, post acquisition. Changes to management of MarketShare, including the appointment of Mark Basile as President and CEO, the appointment of new directors and the change of MarketShare's corporate name to bioMetrix, are expected to follow in the near future, after closing and subject to compliance with applicable SEC rules. When the corporate name change occurs, the Company will ask the OTCBB to change its trading symbol. Pending such change, MarketShare will continue to trade under the symbol "MKSH."

      Founded in 2001, bioMetrix is focused on developing a line of home security products called smartTOUCH which included biometrically enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers. bioMetrix products utilize fingerprint recognition technology designed to augment or replace conventional security methods such as keys, keypads and PIN numbers.


BUSINESS OBJECTIVES

      In the event the above transaction is not completed, the Company will seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Nevertheless, Management does not intend to become involved with a company that is an investment company under the Investment Company Act of 1940; with a company that is a broker or dealer of investment securities or commodities; or with any company in which the officers, directors or shareholders of the target company are officers or directors of the Company. These business objectives are extremely general and are not intended to be restrictive upon the discretion of Management. Except for the general limitations contained above, management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition, Shareholders will therefore have extremely limited information as to Management's specific intentions and investors will be unable to determine even the industries which management might consider.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

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

            MarketShare Recovery applies the provisions of Staff Accounting Bulletin104 "Revenue Recognition" and recognizes revenue when persuasive evidence of an arrangement exists, the service has been delivered, the fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Customer Marketing revenues are recognized upon sending of the campaigns. Revenues attributable to one-time set-up fees for service initiation are deferred and recognized ratably over the term of the client's service agreement.

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

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2005 AND 2004

Our net revenue decreased by 100% from $104,963 for the three months ended March 31, 2004 to $0 for the three months ended March 31, 2005. The decrease is due to discontinuation of operations. Cost of revenues decreased from $91,431 for the three months ended March 31, 2004 to $0 for the three months ended March 31, 2005. The decrease in cost of revenues is due to discontinued operations.

Selling, general and administrative expenses decrease by 30% from $67,417 for the three months ended March 31, 2004 to $46,636 for the three months ended March 31, 2005. This decrease is due to the decision to discontinue existing operations.

Other (expenses) income decreased by 43% from $(29,813) for the three months ended March 31, 2004 to $(17,012) for the three months ended March 31, 2005. This decrease is primarily due to a decrease in unrealized loss on marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided (used) by operating activities during the three months ended March 31, 2005 amounted to $(30,000) compared to $14,687 during the three months ended March 31, 2004. The decrease in cash is due to the decision to discontinue existing operations.

Cash used in investing activities during the three months ended March 31, 2005 amounted to $0 compared to $1,055 during the three months ended March 31,2004.

Cash provided by financing activities during the three months ended March 31, 2005 amounted to $75,000 compared to $0 during the three months ended March 31, 2004. The company received an advance from a third party in connection with a letter of intent.

In view of our accumulated deficit and recurring losses, there is substantial doubt about our ability to continue as a going concern. In this regard, management adopted the plan to cease operations and seek out new business opportunities development of our video and website product lines as well as seeking additional capital through the private sale of our debt or equity securities. There is no assurance that we will complete the acquisition or that its business will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to fund operations on a minimal basis until we complete the transaction described above. There is no assurance that this transaction will be consummated. We do not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         When used in this Report on Form 10-QSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "plans", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company's ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46R"). FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FIN46 that was issued in January 2003. All public companies were required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R had no impact on SiriCOMM's financial condition or results of operations.

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to

Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) at the beginning of its quarter ending March 31, 2006. The Company has not determined what financial statement impact Statement 123(R) will have on the Company.


COMMITMENTS

         We do not have any commitments that are required to be disclosed in tabular form as of March 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements.

ITEM 3:    CONTROLS AND PROCEDURES

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

            Changes in Internal Controls. During the first quarter of fiscal year 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be material weaknesses, under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the December 31, 2004 financial closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stocks received by customers, payment of commissions with marketable securities, as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004.

            Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2004 and for this quarter ended March 31, 2005 fairly present, in all material respects, our financial condition and results of operations.

            The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we will contract a full time CPA who will serve as our CFO and will assist in the preparation of our financial statements, 10-QSB's and 10-KSB's. We have completed a full review of our revenue recognition policy and practices and have implemented a number of process improvements. We completed a review of our financial disclosure process and we have implemented needed improvements in this quarter ending March 31, 2005.


                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

             None

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None

         (b) None

         (c) None

         (d) Not Applicable


ITEM 3.: DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.: OTHER INFORMATION

         On April 18, 2005, based upon the recommendation of and approval by our board of directors, MarketShare Recovery, Inc. (the "Company") dismissed Marcum & Kliegman LLP ("M&K") as its independent auditor and engaged Wolinetz, Lafazan & Co. P.C. to serve as its independent auditor for the fiscal year ending December 31, 2005.

         M&K's reports on the Company's consolidated financial statements for each of the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. However, M&K's reports each contained an explanatory paragraph about the Company's ability to continue as a going concern.

         During the years ended December 31, 2004 and 2003 and through April 18, 2005, there were no disagreements with M&K on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to M&K's satisfaction, would have caused them to make references to the subject matter in connection with their reports of the Company's consolidated financial statements for such years.


ITEM 6.: EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this report:

              31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

              31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

              32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

              32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May ___, 2005                   MARKETSHARE RECOVERY, INC.


                                         By:  /s/ Raymond Barton
                                              ---------------------------------
                                              Raymond Barton
                                              Chief Executive Officer


                                         By:  /s/ Timothy Schmidt
                                              ---------------------------------
                                              Timothy Schmidt
                                              Chief Financial Officer