Form 10QSB
period 2005-06-30
MARKETSHARE RECOVERY INC
filed 2005-09-01
CIK 774657

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

For the Quarter Period Ended
June 30, 2005                                       Commission File No. 0-15807

                           MARKETSHARE RECOVERY, INC.
             (Exact name of Registrant as specified in its Charter)

          Delaware                                        31-1190725
------------------------------                ---------------------------------
  (State or jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)


33 South Service Road, Suite 111, Jericho, NY                11753
---------------------------------------------                -----
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code:    (516) 750-9733



               95 Broadhollow Road, Suite 101, Melville, NY 11747
               --------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|  No |_|


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 15, 2005 was 16,330,986.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)


Condensed Consolidated Balance Sheet                                     3

Condensed Consolidated Statements of Operations                          4

Condensed Consolidated Statements of Changes in Stockholders'
Equity                                                                   5

Condensed Consolidated Statements of Cash Flows                          6-7

Notes to the Condensed Consolidated Financial Statements                 8-13

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

ASSETS
Current Assets:
     Cash                                               $    572,139
     Restricted Cash                                          79,699
     Marketable Securities                                     2,182
     Loans Receivable- Stockholder/Officer                   203,844
                                                        ------------

          Total Current Assets                               875,864

Other Assets:
     Security Deposit                                          2,860
                                                        ------------

TOTAL ASSETS                                            $    860,724
                                                        ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Accounts Payable and Accrued Expenses              $  2,077,183
     Payroll Taxes Payable                                    24,609
     Commissions Payable                                      52,500
     Accrued Compensation - Stockholder/Officers             347,500
                                                        ------------

          Total Current Liabilities                        2,501,792
                                                        ------------

          TOTAL LIABILITIES                                2,501,792
                                                        ------------

Commitments and Contingencies

Stockholders' Deficit:
Preferred Stock, $.10 par value; 10,000,000 shares
  authorized, 0 issued and outstanding                            --
Common Stock, 16,749par value;
       50,000,000 shares authorized,
       16,749,458 shares issued and
       outstanding                                            16,749
     Additional Paid-In Capital                            8,163,867
     Deferred Compensation                                  (289,167)
     Deficit Accumulated During the Development Stage     (9,532,517)
                                                        ------------

          Total Stockholders' Deficit                     (1,641,068)
                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $    860,724
                                                        ============


The accompanying notes are an integral part of these financial statements.

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                         (Unaudited)
                                                                                                          FOR THE PERIOD
                                          THREE MONTHS     THREE MONTHS     SIX MONTHS      SIX MONTHS   FEBRUARY 1, 2001
                                              ENDED            ENDED           ENDED           ENDED      (INCEPTION) TO
                                          JUNE 30, 2004    JUNE 30, 2004   JUNE 30, 2004   JUNE 30, 2004   JUNE 30, 2005
                                           ------------    ------------    ------------    ------------    ------------
REVENUES                                   $         --    $         --    $         --    $         --    $         --
                                           ------------    ------------    ------------    ------------    ------------

EXPENSES:
General and Administrative Expenses             137,762       2,125,230         278,002       2,300,432       3,301,375
Research and Development Expenses                    59         155,908          31,697         188,270         345,946
Compensatory Element of Stock and Option
 Issuance                                        14,583       5,447,500          29,166       5,462,083       5,880,833
Unrealized Loss on Marketable Securities             --              --              --           4,363           4,363
                                           ------------    ------------    ------------    ------------    ------------

TOTAL EXPENSES                                  152,404       7,728,638         338,865       7,955,148       9,532,517
                                           ------------    ------------    ------------    ------------    ------------

NET LOSS                                   $   (152,404)   $ (7,728,638)   $   (338,865)   $ (7,955,148)   $ (9,532,517)
                                           ============    ============    ============    ============    ============

Weighted Average Shares Outstanding          11,750,196      15,541,234      11,705,118      14,135,478
                                           ============    ============    ============    ============

Net Loss per Share
  (Basic and Diluted)                      $      (0.01)   $      (0.50)   $      (0.03)   $      (0.56)
                                           ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE PERIOD JANUARY 1, 2005 TO JUNE 30, 2005
                                   (Unaudited)

                                                                                                            Deficit
                                                                                                           Accumulated
                                                                                            Additional     During the
                                                                Common        Stock          Paid- In      Development
                                                                Shares        Amount         Capital          Stage
                                                             ------------   ------------   ------------    ------------
BALANCE, January 1, 2005                                        9,540,999   $      9,541   $  1,015,209    $ (1,577,369)

Common Stock issued at $.40 per share                             500,000            500        199,500              --
Common Stock issued at $.50 per share                             850,000            850        424,150              --
Common Stock issued at $1.00 per share                            105,000            105        104,895              --
Common Stock issued for services                                  500,000            500        499,500              --
Common Stock issued for services                                  100,000            100         99,900              --
Common Stock issued for payment of accrued salaries               940,000            940        469,060              --
Commission paid on sales of common stock                               --             --       (105,000)             --
Common Stock issued as commissions on sales of common stock        40,000             40            (40)             --
Amortization of deferred compensation                                  --             --             --              --
Effect of recapitalization due to reverse merger                3,240,125          3,240       (317,374)             --
Common Stock issued at $.75 per share                             933,334            933        699,067              --
Commission on sales of common stock                                    --             --        (70,000)             --
Issuance of common stock purchase options for services                 --             --        420,000              --
Issuance of common stock purchase options for services                 --             --      4,725,000              --
Net loss for the six months ended June 30, 2005                        --             --             --      (7,955,148)
                                                             ------------   ------------   ------------    ------------

BALANCE, June 30, 2005                                         16,749,458   $     16,749   $  8,163,867    $ (9,532,517)
                                                             ============   ============   ============    ============




                                                              Deferred
                                                             Compensation       Total
                                                             ------------    ------------
BALANCE, January 1, 2005                                     $     (6,250)   $   (558,869)

Common Stock issued at $.40 per share                                  --         200,000
Common Stock issued at $.50 per share                                  --         425,000
Common Stock issued at $1.00 per share                                 --         105,000
Common Stock issued for services                                       --         500,000
Common Stock issued for services                                 (100,000)             --
Common Stock issued for payment of accrued salaries                    --         470,000
Commission paid on sales of common stock                               --        (105,000)
Common Stock issued as commissions on sales of common stock            --              --
Amortization of deferred compensation                              27,083          27,083
Effect of recapitalization due to reverse merger                       --        (314,134)
Common Stock issued at $.75 per share                                  --         700,000
Commission on sales of common stock                                    --         (70,000)
Issuance of common stock purchase options for services           (210,000)        210,000
Issuance of common stock purchase options for services                 --       4,725,000
Net loss for the six months ended June 30, 2005                        --      (7,955,148)
                                                             ------------    ------------

BALANCE, June 30, 2005                                       $   (289,167)   $ (1,641,068)
                                                             ============    ============

The accompanying notes are an integral part of these financial statements

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                FOR THE PERIOD
                                                                                                               FEBRUARY 1, 2001
                                                                   SIX MONTHS ENDED       SIX MONTHS ENDED       (INCEPTION) TO
                                                                     JUNE 30, 2005         JUNE 30, 2004          JUNE 30, 2005
                                                                   ------------------    ------------------    ------------------
Cash Flows from Operating Activities:
Net Loss                                                           $       (7,955,148)   $         (338,865)   $       (9,532,517)
    Adjustment to reconcile net loss
      to net cash used in operating activities:
    Compensatory Element of Stock and
      Option Issuances                                                      5,462,083                29,166             5,880,833
    Unrealized Loss on Marketable Securities                                    4,363                    --                 4,363
        Increase (Decrease) in operating assets and liabilities:
        Security Deposit                                                       (2,860)                   --                (2,860)
        Accounts Payable and Accrued Expenses                               1,810,866                    --             1,896,240
        Payroll Taxes Payable                                                  (2,025)               12,650                24,609
        Accrued Compensation-Stockholder/Officers                             217,500               210,000               997,500
                                                                   ------------------    ------------------    ------------------
            Net Cash Used in Operating Activities                            (465,221)              (87,049)             (731,832)
                                                                   ------------------    ------------------    ------------------

Financing Activities:
    Repayments of Loans from Officer                                         (109,736)                   --              (109,736)
    Restricted Cash                                                           (34,699)                   --               (34,699)
    Proceeds of loans                                                              --                25,000                    --
    Loan payments to stockholder                                              (81,816)             (105,807)             (383,844)
    Proceeds from Sales of Common Stock                                     1,430,000               174,750             2,029,750
    Merger Related Advances                                                   (75,000)                   --               (75,000)
    Expenses on Sale of Common Stock                                         (122,500)                   --              (122,500)
                                                                   ------------------    ------------------    ------------------
        Net Cash provided by Financing Activities                           1,006,249                93,943             1,303,971
                                                                   ------------------    ------------------    ------------------

Net Increase in Cash                                                          541,028                 6,894               572,139

Cash, Beginning                                                                31,111                   116                    --
                                                                   ------------------    ------------------    ------------------

Cash, Ending                                                       $          572,139    $            7,010    $          572,139
                                                                   ==================    ==================    ==================


The accompanying notes are an integral part of these financial statements.

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                                FOR THE PERIOD
                                                                                                FEBRUARY 1, 2001
                                                     SIX MONTHS ENDED      SIX MONTHS ENDED      (INCEPTION) TO
                                                       JUNE 30, 2005         JUNE 30, 2004        JUNE 30, 2005
                                                     ------------------   ------------------   ------------------
Supplemental Cash Flow Information:
Cash Paid During the Period for:
     Interest                                        $               --   $               --   $               --
                                                     ==================   ==================   ==================

     Income Taxes                                    $               --   $               --   $               --
                                                     ==================   ==================   ==================

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
     Common Stock Issed as Commissions on
       Sale of Common Stock                          $           10,000   $               --   $          443,250
                                                     ==================   ==================   ==================

     Accrued Commissions on Sales of
       Sales of Common Stock                         $           52,500   $               --   $           52,500
                                                     ==================   ==================   ==================

     Issuance of Common Stock as Payment of
       Accrued Officers' Salaries                    $          470,000   $               --   $          470,000
                                                     ==================   ==================   ==================

     Issuance of Common Stock for Services -
       Deferred Compensation                         $          310,000   $               --   $          310,000
                                                     ==================   ==================   ==================

     Application of Loans Receivable - Officer
       Against Accrued Compensation                  $          180,000   $               --   $          180,000
                                                     ==================   ==================   ==================


The accompanying notes are an integral part of these financial statements.

                  MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Marketshare Recovery, Inc. and its wholly owned subsidiaries ("the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Certain items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage company and has incurred recurring losses from operations and operating cash constraints that raises substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.


NOTE 2- ORGANIZATION AND NATURE OF OPERATIONS

Reverse Acquisition - On May 27, 2005, Marketshare Recovery, Inc.
("Marketshare") completed the merger ("Merger") of Marketshare Merger Sub, Inc. a wholly owned subsidiary of Marketshare ("Merger Sub") with bioMetrx Technologies, Inc. a Delaware corporation ("bioMetrx") pursuant to the Agreement and Plan of Merger dated April 27, 2005, by and among Marketshare, Merger Sub and bioMetrx ("Merger Agreement").

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2- ORGANIZATION AND NATURE OF OPERATIONS (Continued)

Reverse Acquisition (Continued) - On June 1, 2005 (the Effective Date"), Merger Sub filed a Merger Certificate completing the acquisition of bioMetrx. The consideration for the Merger was 14,218,424 restricted shares of the Company's common stock and the issuance of 182,029 Common Stock Purchase Warrants to the holders of corresponding instruments of bioMetrx. The Merger was completed according to the terms of the Merger Agreement. Simultaneously with the Merger, certain stockholders of the Company surrendered 2,208,521 shares of the Company's common stock which was cancelled and returned to the status of authorized and unissued. In addition, 300,000 shares of the Company's common stock were deposited by these stockholders into escrow to cover contingent liabilities, if any. As a result of the Merger, bioMetrx was merged into the Merger Sub and became a wholly owned subsidiary of the Company.

Since the Company had no meaningful operations immediately prior to the Merger, the Merger will be treated as a reorganization of bioMetrx via a reverse merger with the Company for accounting purposes.

The 14,218,424 shares and the shares issuable upon the exercise of 182,029 warrants issued as part of Merger to the former bioMetrx stockholders represent approximately 91% of the total outstanding post-merger stock.

Organization- bioMetrx was incorporated with the name "M2 Extreme Sports Centers, Inc." in the State of Delaware on February 1, 2001. On November 8, 2001 the bioMetrx's certificate of incorporation was amended to change its name to "Biostat Technologies S.P.A., Inc." and 1500 shares of no par common voting stock was issued to the sole shareholder for $1.00 per share. On April 1, 2002 the certificate of Incorporation was amended to:

      1)    Change the corporation's name to "Biometrx Technologies, Inc.

      2) Increase the total number of shares that the corporation is authorized to issue to 10,000,000 common shares, each with a par value of $.001.

      3)    Authorize a 4000 to 1 split of then outstanding common shares

In December 2004, the Board of Directors authorized an increase of bioMetrx's common stock from 10,000,000 to 20,000,000 shares, each having a par value of $.001.

Nature of Operations- The Company is a developer of proprietary biometrics-based products for the home security and electronics market, located on Long Island, New York.

The Company is focused on developing a line of home security products called smartTouchtm which includes biomedical enabled residential door locks, central station alarm keypads, thermostats and garage/ gate openers. Its products utilize fingerprints recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers. The Company develops market- specific products in home security which it plans either be licensed or sold through manufacturers/ retailers worldwide when deemed commercially viable.

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - RESTRICTED CASH

Restricted cash represents cash held in escrow by corporate counsel in connection with the sale of common stock and in contemplation of the proposed merger. Such restricted cash should be released after satisfaction of certain requirements of the merger agreement (see Note 2).


NOTE 4 - STOCKHOLDERS' DEFICIT

bioMetrx was incorporated with the name "M2 Extreme Sports Centers, Inc." in the State of Delaware on February 1, 2001. On November 8, 2001 the bioMetrx's certificate of incorporation was amended to change its name to "Biostat Technologies S.P.A., Inc." and 1500 shares of no par common voting stock was issued to the sole shareholder for $1.00 per share. On April 1, 2002 the certificate of Incorporation was amended to:

      1)    Change the corporation's name to "Biometrx Technologies, Inc.

      2) Increase the total number of shares that the corporation is authorized to issue to 10,000,000 common shares, each with a par value of $.001.

      3)    Authorize a 4000 to 1 split of then outstanding common shares

In December 2004, the Board of Directors authorized an increase of bioMetrx's common stock from 10,000,000 to 20,000,000 shares, each having a par value of $.001.

During the quarter ended March 31, 2005 the Company sold 500,000 shares of common stock for $200,000 ($.40 per share).

During the quarter ended March 31, 2005 the Company sold 850,000 shares of common stock for $425,000 ($.50 per share).

During the quarter ended March 31, 2005 the Company sold 80,000 shares of common stock for $80,000 ($1 per share).

During the quarter ended March 31, 2005 the Company issued 100,000 shares of common stock valued at $100,000 ($1 per share) for services pursuant to consulting agreements.

In April 2005 the Company entered into a consulting agreement with Steven Horowitz and Arnold Kling, for general financial consulting services in connection with potential merger and fund raising activities. In connection with this agreement the Company issued 500,000 shares of common stock valued at $1 per share.

The Company issued 700,000 shares of common stock valued at $.50 cents per share to Mark Basile/CEO for accrued payroll owed him. The Company issued 240,000 shares of common stock valued at $.50 cents per share to Steven Kang for accrued payroll owed him.

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - STOCKHOLDERS' DEFICIT (Continued)

At June 30, 2005 the Company had warrants outstanding as follows:

            Exercise Price             Shares                 Expiration Date
            --------------            --------                ---------------
                  $  .60               36,406                    July 5, 2005
                  $  .60               37,333                    July 5, 2010
                  $  .70               36,406                    July 5, 2006
                  $  .70               37,333                    July 5, 2010
                  $  .80               36,406                    July 5, 2007
                  $  .80               37,333                    July 5, 2010
                  $  .90               36,405                    July 5, 2008
                  $  .90               37,333                    July 5, 2010
                  $ 1.00               36,404                    July 5, 2009
                  $ 1.00               37,334                    July 5, 2010
                  -----              -------
                  $  .80             368,693
                  ======             =======

At June 30, 2005 the Company had options outstanding as follows:

            Exercise Price             Shares          Expiration Date
            --------------           ----------        ---------------
                  $  .10               100,000        September 1, 2005
                  $  .10                50,000         December 1, 2005
                  $  .10                50,000           June 1, 2005
                  $  .50             1,500,000           July 1, 2010
                  ------             ---------
                  $  .45             1,700,000
                  ======             =========


NOTE 5 - LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.

The common stock issued and outstanding with respect to the pre-merger Marketshare stockholders has been included since January 1, 2004.

Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options and warrants) are anti-dilutive.

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6- RELATED PARTY TRANSACTIONS

Officer/shareholder advances - These advances are non-interest bearing, unsecured, and payable on demand. These advances were made to the Company's CEO and majority stockholder.

Due from Related Party - This amount represents funds advanced in connection with the Company's reverse merger (see Note 2).

Employment Agreements - On June 1, 2005 the Company entered into employment agreements with a new Chief Financial Officer and a new Chief Operating Officer. Each agreement is for a an inititial six month term and calls a for base salary of $18,000 for services on a part-time basis. If after the initial term the Company elects to continue the officer on a full time basis, the annual salaries will increase to $80,000 for the Chief Financial Officer and $90,000 for the Chief Operating Officer. The employment agreements also provide for discretionary bonuses and other employment related benefits. Both agreements also call for the granting of stock options to purchase 100,000 shares at $.10 per share of the Company's common stock at various times through the term of the agreement. Both agreements have an initial term of one year with an additional one year extension.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

In December 2002 the Company entered into a five year employment agreement with Mark Basile (CEO and a significant stockholder) for a base annual salary of $360,000 per year. Accrual of compensation may be converted into shares of the Company's common stock at $.50 cents per share, which can be exercised at anytime after each twelve months of service, but in no event, shall cash compensation be less than $60,000 per annum. The Company paid cash salaries of $60,000 and $0 for the years ended December 31, 2004 and 2003, respectively and $180,000 for the six months ended June 30, 2005. In addition, the Company issued 700,000 shares of common stock valued at $350,000 in connection with this agreement.

In January 2004, the Company entered into a four year employment agreement with Steven Kang (Engineer and a stockholder) for a base annual salary of $120,000 per year. The agreement has the same terms as the above, except, that in no event, shall cash compensation be less than $20,000 per annum. For the year ended December 31, 2004 there was no salary paid. The Company paid cash salaries of $0 for the years ended December 31, 2004 and $22,500 for the six months ended June 30, 2005. In addition, the Company issued 240,000 shares of common stock valued at $120,000 in connection with this agreement.

The Company entered into a Finder's Fee Agreement on March 11, 2005 whereby the Company will compensate the Finder 15% cash for funds raised by the Finder and shares of the Company's common stock equal to 15% of the amount of the financing attained by the Finder.

In April 2005 the Company entered into two short term research and development agreements aggregating $220,000.

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - SUBSEQUENT EVENTS

On July 5, 2005 the Company's Board of Directors resolved to the following common stock and stock option issuances:

      o 750,000 shares of common stock to an employee; 500,000 shares immediately and 250,000 shares on the second anniversary of his four year employment contract (see Note 9).

      o 750,000 common stock purchase options, exercise price $.50 per share, to an employee (see above).

      o 750,000 common stock purchase options, exercise price $.50 per share, to the Company's CEO.

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

            On January 13, 2005 we entered into a letter of intent, which was amended on March 11, 2005 for the acquisition of bioMetrx Technologies, Inc., a development stage company engaged in the development of biometrics-based products for the homes security and electronics market, including biometrically enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers.

            On May 27, 2005, we completed the merger ("Merger") of MarketShare Merger Sub, Inc. a wholly owned subsidiary of the Company ("Merger Sub") with bioMetrx Technologies, Inc. a Delaware corporation ("bioMetrx") pursuant to the Agreement and Plan of Merger dated April 27, 2005, by and among the Company, Merger Sub and bioMetrx ("Merger Agreement").

            On June 1, 2005 (the "Effective Date"), Merger Sub filed a Merger Certificate completing the acquisition of bioMetrx. The consideration for the Merger was 14,218,424 restricted shares of our common stock and the issuance of 182,027 Common Stock Purchase Warrants to the holders of corresponding instruments of bioMetrx. The Merger was completed according to the terms of the Merger Agreement. Simultaneously with the Merger, certain stockholders of the Company surrendered 2,208,521 shares of the Company's common stock which was cancelled and returned to the status of authorized and unissued. In addition, 300,000 shares of the Company's common stock were deposited by these stockholders into escrow to cover contingent liabilities, if any. As a result of the Merger, bioMetrx was merged into the Merger Sub and became our wholly owned subsidiary.

            Since the Company had no meaningful operations immediately prior to the Merger, the Merger will be treated as a reorganization of bioMetrx via a reverse merger with the Company for accounting purposes.

            The 14,218,424 shares and the shares issuable upon the exercise of 182,027 warrants issued as part of Merger to the former bioMetrx stockholders represent approximately 90% of the total outstanding post-merger stock.

Plan of Operations

         bioMetrx is a developer of proprietary biometrics-based products for the home security and electronics market, located on Long Island, New York.

         Founded in 2001, bioMetrx is focused on developing a line of home security products called smartTouchtm which includes biomedical enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers. Our products utilize fingerprints recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

            The home security industry consists of garage door manufacturers, key and lock manufacturers and central station alarm monitoring companies, representing a $25 billion global market. bioMetrx develops market- specific products in this area which will either be licensed or sold through manufacturers/ retailers worldwide when deemed commercially viable. bioMetrx, to date, has not introduced its products and services commercially and is considered a development stage enterprise. bioMetrx has limited assets, significant liabilities and limited business operations. To date, activities have been limited to organizational matters, development of its products and services and capital raising.

            Management's plan of operations for the next twelve months is to raise additional capital, complete development of its product line and commence marketing the Company's products and services. The Company expects it will require $6,000,000 over the next 12 months to accomplish these goals and expects to be financed by the private sale of its securities. There are no firm commitments on anyone's part to invest in the Company and if it is unable to obtain financing through the sale of its securities or other financing, the Company's products and services may never be commercially sold.

            From inception (February 1, 2001) through June 30, 2005, bioMetrx has not generated any revenues. During the period from inception (February 1, 2001) through June 30, 2005, bioMetrx had net losses totaling $9,532,517. During the three months ended June 30, 2005, net losses totaled $7,728,638. From inception through June 30, 2005, bioMetrx' general and administrative expenses totaled $3,301,375 or 34.6% of total expenses, while for the three months ended June 30, 2005 general and administrative expenses totaled $2,125,230 or 27.5% of total expenses. From inception through June 30, 2005, bioMetrx incurred salaries and stock-based compensation of $5,880,833 or 61.7% of expenses, of which $5,447,500 or 70.5% of total expenses was incurred during the three months ended June 30, 2005. Research and development costs were $345,946 or 3.6% of total expenses incurred in the period from inception through June 30, 2005, while research and development costs during the three months ended June 30, 2005 totaled $155,908 or 2.0% of total expenses.

            In December 2002, bioMetrx entered into a five-year employment agreement with its CEO, Mark Basile. The employment agreement has an annual base salary of $360,000. Accrual of compensation may be converted into shares of the Company's common stock at $.50 per share, which can be converted at any time after each twelve (12) months of service, but in no event shall cash compensation be less than $60,000 per annum. For the years ended December 31, 2004 and 2003, Sixty Thousand Dollars ($60,000) and $0, respectively, was paid under this employment agreement. For the three months ended June 30, 2005, $130,000 was paid under this employment agreement.

            In January 2004, bioMetrx entered into a four (4) year employment agreement with Steven Kang for a base annual salary of $120,000. The agreement has the same accrual and conversion terms as Mr. Basile's agreement, except that in no event, shall cash compensation be less than $20,000 per annum. For the year ended December 31, 2004 there was no cash paid under this employment agreement. For the three months ended June 30, 2005, $7,500 was paid under this employment agreement.

            In April 2005 bioMetrx entered into two short-term research and development agreements aggregating $220,000.

Liquidity and Capital Resources

            Since inception, bioMetrx has financed its activities from the private sales of its securities. In November 2001 bioMetrx issued 1,099,999 shares of its common stock, valued at $275,000 ($.25 per share), for services rendered. In December 2002, bioMetrx sold 20,000 shares of its common stock for $5,000 ($2.50 per share).

            In 2003, bioMetrx sold 925,000 shares of its common stock for gross proceeds of $231,250 or $.25 per share. During 2003, bioMetrx issued 300,000 shares of its common stock, valued at $150,000 ($.50 per share), for services rendered to it pursuant to consulting agreements. During 2003, bioMetrx issued 140,000 shares of its common stock, valued at $140,000 ($1.00 per share), as commission on sales of its stock. Also in 2003 bioMetrx issued 378,000 shares of its common stock, valued at $94,500 ($.25 per share), as commission on sales of its common stock.

            In 2004, bioMetrx sold 108,000 shares of its common stock for aggregate gross proceeds of $27,000 ($.25 per share). During that same year, bioMetrx sold 335,000 shares of its common stock for aggregate gross proceeds of $335,000 ($1.00 per share). Also in 2004, bioMetrx issued 200,000 and 35,000 shares of its common stock valued at $200,000 and $8,750, respectively, as commissions on sales of its common stock.

            As of June 30, 2005, bioMetrx had total assets of $1,123,224 and total current assets of $1,120,364. At June 30, 2005 bioMetrx had total liabilities of $2,764,292 and total current liabilities of $2,764,292. bioMetrx' working capital deficit at June 30, 2005 was $1,643,928 and an equity deficiency of $1,641,068.

            bioMetrx is dependent on raising additional funding necessary to implement its business plan. bioMetrx' auditors have issued a "going concern" opinion on the financial statement for the year ended December 31, 2004, indicating bioMetrx is in the development stage of operations, has a working capital and net equity deficiency. These factors raise substantial doubt in bioMetrx' ability to continue as a going concern. If bioMetrx is unable to raise the funds necessary to complete the development of its products and fund its operations, it is unlikely that bioMetrx will remain as available going concern.

Critical Accounting Policies and Estimates:

            The preparation of financial statements in conformity in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 33 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R)"SFAS 123R") "Share Based Payment, "a revision of Statement No. 123, "Accounting for Stock Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.

         In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2004, the Company had no unvested options.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets," ("SFAS 153"). SFAS 153 amends Accounting Principles Board ("APB") Opinion No. 29, Accounting for Non-monetary Transactions," to require exchanges of non-monetary assets are accounted for at fair value, rather than carryover basis. Non-monetary exchanges that lack commercial substance are exempt from this requirement.

         SFAS 153 is effective for non-monetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered non-monetary; accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" (FIN No. 46"). This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No.
46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 for the year ended December 31, 2003. FIN No. 46 did not apply to the Company's financial position or results of operations.

COMMITMENTS

         We do not have any commitments that are required to be disclosed in tabular form as of December 31, 2004 and as of June 30, 2005.

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

            Changes in Internal Controls. During the second quarter of fiscal year 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be material weaknesses, under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the December 31, 2004 financial closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stocks received by customers, payment of commissions with marketable securities, as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004.

            Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2004 and for this quarter ended June 30, 2005 fairly present, in all material respects, our financial condition and results of operations.

            The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we will contract a full time CPA who will serve as our CFO and will assist in the preparation of our financial statements, 10-QSB's and 10-KSB's. We have completed a full review of our revenue recognition policy and practices and have implemented a number of process improvements. We completed a review of our financial disclosure process and we have implemented needed improvements in this quarter ending June 30, 2005.

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings

      None

Item 2: Changes in Securities and Use of Proceeds

      (a)   None

      (b)   None

      (c) On June 1, 2005 (the "Effective Date"), Merger Sub, our wholly owned subsidiary, filed a Merger Certificate completing the acquisition of bioMetrx, a previously unaffiliated Delaware corporation. The consideration for the Merger was 14,218,424 restricted shares of our common stock and the issuance of 182,029 Common Stock Purchase Warrants to the holders of corresponding instruments in bioMetrx. The Merger was completed according to the terms of the Merger Agreement. Simultaneously with the Merger, certain of our stockholders surrendered 2,208,521 shares of our common stock which was cancelled and returned to the status of authorized and unissued. In addition, 300,000 shares of our common stock were deposited by these stockholders into escrow to cover contingent liability, if any. These securities were issued in reliance upon Section 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act"). As a result of the Merger, bioMetrx was merged into Merger Sub and became our wholly owned subsidiary.

            On July 5, 2005, the Company consummated the private sale of its Securities to Russell Kuhn (the "Purchaser"). The securities sold were Nine Hundred and Thirty Three Thousand Three Hundred and Thirty-Four (933,334) shares of the Company's common stock (the "Shares") and warrants (the "Warrants") to purchase an additional One Hundred and Eighty-Six Thousand Six Hundred and Sixty-six (186,666) shares of the Company's Common Stock. The aggregate purchase price for the securities was $700,000 or $.75 per share without allocating any part of the purchase price for the Warrants. At the closing the Registrant delivered 933,334 shares and 186,666 Warrants to the Purchaser.

            The Warrants entitle the Purchaser to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance. Twenty percent the Warrants are exercisable per year on a cumulative basis at varying prices as set forth below:

                  Date(s) of Exercise             Amount       Exercise Price
                  -------------------             ------       --------------

                  7/5/05 - Expiration Date         37,333       $   .60
                  7/5/06 - Expiration Date         37,333       $   .70
                  7/5/07 - Expiration Date         37,333       $   .80
                  7/5/08 - Expiration Date         37,333       $   .90
                  7/5/09 - Expiration Date         37,334       $  1.00
                                                   -----

                  TOTAL:                         186,666
                                                 =======

                  Pursuant to the Subscription Agreement, the Company agreed to file with the Securities and Exchange Commission ("SEC") a Registration Statement covering the Shares. If such Registration Statement is not filed by the Company on or before September 15, 2005 the Company has agreed to deliver the Purchaser an additional Two Hundred Thousand (200,000) shares ("Penalty Shares") of Company's Common Stock. If the Company fails to file a Registration Statement by October 5, 2005, the Purchaser shall be entitled to an additional One Hundred Thousand (100,000) Penalty Shares and a like number of Penalty Shares for each month thereafter the Company does not file such Registration Statement with the SEC by the fifteenth day of each successive month.

                  As a result of this transaction, the Purchaser owns approximately 10.43% of the issued and outstanding shares of the Company's Common Stock. This amount does not reflect an additional 344,950 shares which may be obtained by the Purchaser from the exercise of the Warrants described above, plus an additional 158,284 Warrants owned by the Purchaser prior to the consummation of this transaction.

                  The Company will utilize the proceeds from this offering for general working capital.

                  In April 2005 the Company entered into a consulting agreement with Steven Horowitz and Arnold Kling, for general financial consulting services in connection with potential merger and fund raising activities. In connection with this agreement the Company issued 500,000 shares of common stock valued at $1 per share.

                  On July 5, 2005 the Company issued to Mr. Steven Kang, the Company's Chief Operating Officer and Secretary, 500,000 shares of its common stock as compensation. In addition, the Company agreed to issue Mr. Kang an additional 250,000 shares on the second anniversary of his employment agreement (January 1, 2006).

                  On July 5, 2005, the Company issued an aggregate of 1,500,000 stock options to Mark Basile (750,000), the Company's President and CEO, and Steven Kang (750,000), the Company's Chief Operating Officer and Secretary. Each option is exercisable for a term of five years at $.50 per share.

                  The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of
                  Section 5 of the Securities Act of 1933, as amended (the

                  "Act"), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

         (d)      Not Applicable

Item 3.: Defaults upon Senior Securities

                  None

Item 4.: Submission of Matters to a Vote of Security Holders

                  None

Item 5.: Other Information

         On April 18, 2005, based upon the recommendation of and approval by our board of directors, MarketShare Recovery, Inc. (the "Company") dismissed Marcum & Kliegman LLP ("M&K") as its independent auditor and engaged Wolinetz & Lafazan & Co. to serve as its independent auditor for the fiscal year ending December 31, 2005.

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


Dated:   August 31, 2005                    MARKETSHARE RECOVERY, INC.



                                            By: /s/ Mark Basile
                                                ---------------------------
                                                Mark Basile
                                                Chief Executive Officer



                                            By: /s/ Frank Giannuzzi
                                                ---------------------------
                                                Frank Giannuzzi
                                                Chief Financial Officer