Form 10QSB/A
period 2005-06-30
MARKETSHARE RECOVERY INC
filed 2005-09-07
CIK 774657

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

                                Yes |X|  No |_|


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 15, 2005 was 16,749,458.


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

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                            (Unaudited)
                                                                                                          FOR THE PERIOD
                                          THREE MONTHS     THREE MONTHS     SIX MONTHS      SIX MONTHS   FEBRUARY 1, 2001
                                              ENDED            ENDED           ENDED           ENDED      (INCEPTION) TO
                                          JUNE 30, 2004    JUNE 30, 2005   JUNE 30, 2004   JUNE 30, 2005   JUNE 30, 2005
                                           ------------    -------------   -------------   -------------   ------------
REVENUES                                   $         --    $         --    $         --    $         --    $         --
                                           ------------    ------------    ------------    ------------    ------------

EXPENSES:
General and Administrative Expenses             137,762       2,125,230         278,002       2,300,432       3,301,375
Research and Development Expenses                    59         155,908          31,697         188,270         345,946
Compensatory Element of Stock and Option
 Issuance                                        14,583       5,447,500          29,166       5,462,083       5,880,833
Unrealized Loss on Marketable Securities             --              --              --           4,363           4,363
                                           ------------    ------------    ------------    ------------    ------------

TOTAL EXPENSES                                  152,404       7,728,638         338,865       7,955,148       9,532,517
                                           ------------    ------------    ------------    ------------    ------------

NET LOSS                                   $   (152,404)   $ (7,728,638)   $   (338,865)   $ (7,955,148)   $ (9,532,517)
                                           ============    ============    ============    ============    ============

Weighted Average Shares Outstanding          11,750,196      15,541,234      11,705,118      14,135,478
                                           ============    ============    ============    ============

Net Loss per Share
  (Basic and Diluted)                      $      (0.01)   $      (0.50)   $      (0.03)   $      (0.56)
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

            As of June 30, 2005, bioMetrx had total assets of $860,724 and total current assets of $875,864. At June 30, 2005 bioMetrx had total liabilities of $2,501,792 and total current liabilities of $2,501,792. bioMetrx' working capital deficit at June 30, 2005 was $1,625,928 and an equity deficiency of $1,641,068.

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


Dated: September 6, 2005                    MARKETSHARE RECOVERY, INC.



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