Form 10QSB
period 2005-09-30
MARKETSHARE RECOVERY INC
filed 2005-11-18
CIK 774657

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

   For the Quarter Period Ended
        September 30, 2005                    Commission File No. 0-15807
   -----------------------------

                                 BIOMETRX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Delaware                             31-1190725
      -------------------------           ---------------------------------
      (State or jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

33 South Service Road, Suite 111, Jericho, NY          11753
---------------------------------------------        ----------
(Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code: (516) 750-9733
--------------------------------------------------- --------------

                           MARKETSHARE RECOVERY, INC.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes |X|           No |_|

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 16, 2005 was 16,430,986.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet                                     3

Condensed Consolidated Statements of Operations                          4

Condensed Consolidated Statements of Cash Flows                          5-6

Notes to the Condensed Consolidated Financial Statements                 7-13

                         BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

Current Assets:
     Cash                                                          $     59,507
     Restricted Cash                                                     69,126
     Marketable Securities                                                  819
     Loans Receivable- Stockholder/Officer                              201,598
                               -Employee                                  3,000
     Prepaid Expenses                                                    27,669
                                                                   ------------
          Total Current Assets                                          361,719

Other Current Assets:
     Security Deposit                                                     5,860
                                                                   ------------

TOTAL ASSETS                                                       $    367,579
                                                                   ============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
     Accrued Taxes Payable and Accrued Expenses                    $    200,637
     Payroll Taxes Payable                                               37,003
     Commissions Payable                                                 52,500
     Accrued Compensation- Stockholder/Officer                          264,000
                                                                   ------------

          Total Current Liabilities                                     554,140
                                                                   ------------

TOTAL LIABILITIES                                                       554,140
                                                                   ------------

Commitments and Contingencies

Stockholders' Deficit:
Preferred Stock, $.10 par value; 10,000,000 share
  authorized, 0 issued and outstanding
Common Stock, $.001 par value;                                           17,459
       50,000,000 shares authorized,
       17,458,999 shares issued and
       outstanding
     Additional Paid-In-Capital                                      10,250,657
     Deferred Compensation                                             (438,125)
                                                                   ------------
     Deficit Accumulated During the Development Stage               (10,016,552)
                                                                   ------------

Total Stockholders' Deficit                                            (186,561)
                                                                   ------------

TOTAL LIABILITIES &                                                $    367,579
STOCKHOLDERS DEFICIT
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                         BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                      THREE               THREE              NINE                  NINE           FOR THE PERIOD
                                      MONTHS              MONTHS             MONTHS                MONTHS         FEBRUARY 1, 2001
                                      ENDED               ENDED              ENDED                 ENDED          (INCEPTION) TO
                                SEPTEMBER 30, 2005  SEPTEMBER 30, 2004  SEPTEMBER 30, 2005    SEPTEMBER 30, 2004 SEPTEMBER 30, 2005
                                ------------------  ------------------  ------------------    ------------------ ------------------
REVENUES                                      --                  --                  --                    --                 --
                                ------------------  ------------------  ------------------    ------------------ ------------------

EXPENSES:
General and Administrative
Expenses                                   266,541             130,182           2,566,973               408,184          3,567,916
Research and Development
Expenses                                    71,658              44,817             259,928                76,514            417,604
Compensatory Element of Stock
and Option Issuances                       129,625              14,584           5,591,708                43,750          6,010,458

Unrealized Loss on
Marketable Securities                       16,211                --                20,574                  --               20,574
                                ------------------  ------------------  ------------------    ------------------ ------------------

TOTAL EXPENSES                             484,035             189,583           8,439,183               528,448         10,016,552
                                ------------------  ------------------  ------------------    ------------------ ------------------

NET LOSS                        $         (484,035) $         (189,583) $       (8,439,183)   $         (528,448)$      (10,016,552)
                                ------------------  ------------------  ------------------    ------------------ ------------------

Weighted Average Shares
Outstanding                             17,298,480          12,058,188          14,840,808            11,798,315
                                ------------------  ------------------  ------------------    ------------------

Net Loss per Share
   (Basic and Diluted)          $            (0.03) $            (0.02) $            (0.56)   $            (0.04)
                                ==================  ==================  ==================    ==================


The accompanying notes are an integral part of these financial statements.

                         BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                    FOR THE PERIOD
                                                           NINE MONTHS          NINE MONTHS         FEBRUARY 1, 2001
                                                              ENDED                ENDED             (INCEPTION) TO
                                                       SEPTEMBER 30, 2005    SEPTEMBER 30, 2004    SEPTEMBER 30, 2005
                                                       ------------------    ------------------    ------------------
Cash Flows from Operating Activities:
Net Loss                                               $       (8,439,183)   $         (528,448)   $      (10,016,552)
    Adjustment to reconcile net loss
      to net cash used in operating activities:
    Compensatory Element of Stock and                           5,565,625                43,750             5,984,375
      Option Issuances
    Unrealized Loss on Marketable Securities                        5,726                     0                 5,726
           Changes in operating assets and
              liabilities:
      Increases in Employee Loan Receivable                        (3,000)                    0                (3,000)
      Increases in Prepaid Expenses                               (27,669)                    0               (27,669)
      Increases in Security Deposit                                (5,860)                    0                 (5860)
      Increases in Accounts Payable and Accrued
           Expenses                                             1,759,320                     0             1,844,694
      Increases in Payroll Taxes Payable                           10,369                 5,220                37,003
      Increases in Accrued Compensation-
           Stockholder/Officers                                   134,000               315,000               914,000
                                                       ------------------    ------------------    ------------------
            Net Cash Used in Operating Activities              (1,000,672)             (164,478)           (1,267,283)
                                                       ------------------    ------------------    ------------------

FINANCING ACTIVITIES
      Repayment of Loans from Officer                            (107,490)                    0              (107,490)
      Restrcited Cash                                             (24,126)                    0               (24,126)
      Proceeds of loans                                                 0                     0                     0
      Loan Payments to stockholder                                (81,816)             (146,840)             (383,844)
      Proceeds from Sales of Common Stock                       1,440,000               327,500             2,039,750
      Merger Related Advances                                     (75,000)                    0               (75,000)
      Expenses on Sales of Common Stock                          (122,500)                    0              (122,500)
                                                       ------------------    ------------------    ------------------
           Net Cash provided by Financing Activities            1,029,068               180,660             1,326,790
                                                       ------------------    ------------------    ------------------

Net Increase (Decrease) in Cash                                    28,396                16,182                59,507

Cash, Beginning                                                    31,111                   116                     0
                                                       ------------------    ------------------    ------------------

CASH, END                                              $           59,507    $           16,298    $           59,507
                                                       ==================    ==================    ==================

The accompanying notes are an integral part of these financial statements.

                         BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                               FOR THE PERIOD
                                                        NINE MONTHS         NINE MONTHS        FEBRUARY 1, 2001
                                                           ENDED               ENDED           (INCEPTION) TO
                                                    SEPTEMBER 30, 2005   SEPTEMBER 30, 2004   SEPTEMBER 30, 2005
                                                    ------------------   ------------------   ------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:

      Interest                                      $             --     $             --     $             --
                                                    ==================   ==================   ==================

      Income Taxes                                  $             --     $             --     $             --
                                                    ==================   ==================   ==================

Supplemental Disclosure of Cash Flow Information:
Non-Cash Financing Activities:
      Common Stock issued as Commissions on         $           10,000   $             --     $          443,250
         Sale of Common Stock
                                                    ==================   ==================   ==================

      Accrued Commissions on Sales of               $           52,500   $             --     $           52,500
         Common Stock
                                                    ==================   ==================   ==================

       Issuance of Common Stock as Payment of       $          470,000   $             --     $          470,000
          Accrued Officers' Salaries
                                                    ==================   ==================   ==================

       Issuance of Common Stock for Services-       $          310,000   $             --     $          310,000
          Deferred Compensation
                                                    ==================   ==================   ==================

       Application of Loans Receivable- Officer     $          180,000   $             --     $          180,000
          Against Accrued Compensation
                                                    ==================   ==================   ==================

       Issuance of Common Stock in Payment of       $        1,825,000   $             --     $        1,825,000
          Accrued Expenses
                                                    ==================   ==================   ==================


The accompanying notes are an integral part of these financial statements.

                        BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of bioMetrx, Inc. and its wholly owned subsidiaries ("the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                         BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

ORGANIZATION - bioMetrx was incorporated with the name "M2 Extreme Sports Centers, Inc." in the State of Delaware on February 1, 2001. On November 8, 2001 the bioMetrx's certificate of incorporation was amended to change its name to "Biostat Technologies S.P.A., Inc." and 1500 shares of no par common voting stock was issued to the sole shareholder for $1.00 per share. On April 1, 2002 the certificate of Incorporation was amended to:

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

On September 30, 2005 the Company formed two subsidiary companies, smartTOUCH Medical, Inc. and smartTOUCH Security Inc. The two subsidiaries were incorporated in the State of Delaware. smartTOUCH Security, Inc. tests and markets the Company's biometrically secured garage door openers, thermostats, deadbolts and home alarm keypads. smartTOUCH Medical, Inc. designs, tests and markets biometrically secured medical crash carts, rolling medicine carts, portable patient medical information devices and, security and retrieval systems for electronic medical records.

                         BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2- ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

ORGANIZATION (Continued) - On October 10, 2005 the Company changed its name to bioMETRX, Inc., and was also assigned a new ticker symbol (BMTX.ob). The name change to bioMETRX, Inc., will help the Company establish brand and company name recognition as one of the most diverse biometrics-based holding company in the United States.

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

                         BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

On July 5, 2005 the Company's Board of Directors resolved to the following common stock and stock option issuances:

      o 750,000 shares of common stock to an employee; 500,000 shares immediately and 250,000 shares on the second anniversary of his four year employment contract (see Note 7).
      o 750,000 common stock purchase options, exercise price $.50 per share, to an employee (see above).
      o 750,000 common stock purchase options, exercise price $.50 per share, to the Company's CEO.

During the quarter ended September 30, 2005 the Company issued 10,000 shares of common stock upon exercise of options by its Chief Financial Officer and its Chief Operating Officer.

During the quarter ended September 30, 2005 the Company issued 500,000 shares of common stock to Stephen Kang, valued at $1,825,000, pursuant to his employment contract (see above).

During the quarter ended September 30, 2005 the Company issued 200,000 shares of common stock valued at $230,000 as a penalty for non registration of shares (see
Note 8).

During the quarter ended September 30, 2005 the Company entered into a one year consulting contract with Steven Horowitz and Arnold Kling to provide general corporate services, and in connection therewith the Company issued 250,000 common stock purchase warrants valued at $252,500. The Company recorded the $252,500 as deferred compensation and will amortize it over the life of the agreement.

                         BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

At September 30, 2005 the Company had warrants outstanding as follows:

            Exercise Price    Shares    Expiration Date
            --------------   -------   -----------------
            $         0.50   250,000   September 7, 2012
            $         0.60    37,333     July 5, 2010
            $         0.70    36,406     July 5, 2006
            $         0.70    37,333     July 5, 2010
            $         0.80    36,406     July 5, 2007
            $         0.80    37,333     July 5, 2010
            $         0.90    36,405     July 5, 2008
            $         0.90    37,333     July 5, 2010
            $         1.00    36,404     July 5, 2009
            $         1.00    37,334     July 5, 2010
                             -------
                             582,287

At September 30, 2005 the Company had options outstanding as follows:

            Exercise Price     Shares     Expiration Date
            --------------   ---------   -----------------
            $         0.10      50,000   December 1, 2005
            $         0.10      50,000     June 1, 2006
            $         0.50   1,500,000     July 1, 2010
                             ---------
                             1,600,000
                             =========

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

                         BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6- RELATED PARTY TRANSACTIONS (CONTINUED)

DUE FROM RELATED PARTY - This amount represents funds advanced in connection with the Company's reverse merger (see Note 2).


NOTE 7 - COMMITMENTS AND CONTINGENCIES

In December 2002 the Company entered into a five year employment agreement with Mark Basile (CEO and a significant stockholder) for a base annual salary of $360,000 per year. Accrual of compensation may be converted into shares of the Company's common stock at $.50 cents per share, which can be exercised at anytime after each twelve months of service, but in no event, shall cash compensation be less than $60,000 per annum. For the nine months ended September 30, 2005 and 2004 there was $316,000 and $45,000 of salary paid.

In January 2004, the Company entered into a four year employment agreement with Steven Kang (Engineer and a stockholder) for a base annual salary of $120,000 per year. The agreement has the same terms as the above, except, that in no event, shall cash compensation be less than $20,000 per annum. For the nine months ended September 30, 2005 and 2004 there was $114,000 and $0 salary paid.

The Company entered into a Finder's Fee Agreement on March 11, 2005 whereby the Company will compensate the Finder 15% cash for funds raised by the Finder and shares of the Company's common stock equal to 15% of the amount of the financing attained by the Finder.

In April 2005 the Company entered into two short term research and development agreements aggregating $220,000.

On June 1, 2005 the Company entered into employment agreements with a new Chief Financial Officer and a new Chief Operating Officer. Each agreement calls a for base salary of $18,000 for services on a part-time basis. If after the initial term the Company elects to continue the officer on a full time basis, the annual salaries will increase to $80,000 for the Chief Financial Officer and $90,000 for the Chief Operating Officer. The employment agreements also provide for discretionary bonuses and other employment related benefits. Both agreements also call for the granting of stock options to purchase 100,000 shares at $.10 per share of the Company's common stock at various times through the term of the agreement. Both agreements have an initial term of one year with an additional one year extension.

On September 21, 2005 the Company entered into two twelve month consulting agreements with STEVEN A. HOROWITZ and ARNOLD P. KLING (the "Consultants"). The Consultants will aid the Company's management with its business plan and operational tasks; assisting management with identifying potential strategic partnerships and licensing and joint venture opportunities for the Company's products and services. As compensation, the Company issued, to each Consultant, Warrants to purchase a total of 125,000 shares of the Company's common stock, exercisable during the seven year period following issuance at an exercise price of $.50 per share.

                         BIOMETRX, INC. AND SUBSIDIARIES
             (FORMERLY MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 8 - SUBSEQUENT EVENTS

On October 10, 2005 the Company changed its name to bioMETRX, Inc., and was also assigned a new ticker symbol (BMTX.ob). The name change to bioMETRX, Inc., will help the company establish brand and company name recognition as one of the most diverse biometrics-based holding company in the United States.

On October 28, 2005 the Company entered into a subscription agreement with Russell Kuhn (the "Purchaser") for the private sale of its securities to the Purchaser as well as granting the Purchaser "piggy-back" registration rights. The securities sold were Two Million Two Hundred Fifty Thousand (2,250,000) shares of the Registrant's common stock (the "Shares") and warrants (the "Warrants") to purchase an additional Two Million Two Hundred Fifty Thousand (2,250,000) shares at an aggregate purchase price of $450,000 or $.20 per share without allocating any part of the purchase price for the Warrants.

The Warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period commencing on the date of issuance and expiring on December 15, 2005 at an exercise price of $.20 per share.

Pursuant to a previous Subscription Agreement between the Company and the Purchaser, the Company represented that it intends to file a Registration Statement with the Securities and Exchange Commission within 45 days from the closing date and granted the Purchaser "piggy-back" registration rights for the Shares with respect to such Registration Statement.

Simultaneously herewith the Company issued an additional 300,000 shares of its common stock to the Purchaser. These shares represent penalty shares as a result of the Company's failure to register certain shares previously purchased by the Purchaser in other financing transactions between the Purchaser and the Company.

As a result of these transactions, the Purchaser owns approximately 21.7% of the issued and outstanding shares of the Company's common stock. This amount does not reflect an additional 2,250,000 shares which may be obtained by the Purchaser from the exercise of the Warrants described above, plus an additional 503,234 warrants owned by the Purchaser prior to the consummation of this transaction.

The Company will utilize the proceeds from this offering for general working capital.

On November 7, 2005 the Company entered into a two year consulting agreement with a consultant. The agreement calls for the issuance of 250,000 shares of the Company's common stock upon execution of the agreement and an additional 250,000 shares of common stock upon the one year anniversary of this agreement. The consultant shall be paid a monthly retainer of $2,500 per month in addition to reimbursement of travel and other related expenses incurred. The consulting agreement contains a clause that in the event the Company spins off its newly formed subsidiary, smartTOUCH Medical, Inc. (see Note 2), the consultant shall have the right to acquire a 20% stake in such subsidiary for an aggregate purchase price of $10,000.

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

      Our ability to grow and operate that business was constrained by new technologies and e-mail filtering devices installed at internet service providers and on consumer's personal computers. These programs blocked our emails from reaching their final destination, which in turn affected our ability to effectively market our services. These technological obstacles were put in place to combat spam, however, their effect has been more widespread and has adversely affected our ability to deliver our clients messages to our opt-in database of users. As a result, we found it harder to maintain and grow our business as we were not able to deliver as many advertisements for our clients and in turn had having difficulty in recruiting new sales persons as well as retaining members of our existing sales force. As a result of the foregoing, we decided to discontinue that business and sought out new business opportunities.

      On May 27, 2005, we completed the merger ("Merger") of MarketShare Merger Sub, Inc. a wholly owned subsidiary of the Company ("Merger Sub") with bioMetrx Technologies, Inc. a Delaware corporation ("bioMetrx") pursuant to the Agreement and Plan of Merger dated April 27, 2005, by and among the Company, Merger Sub and bioMetrx ("Merger Agreement"). bioMetrx is a development stage company engaged in the development of biometrics-based products for the homes security and electronics market, including biometrically enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers.

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

      Since the Company had no meaningful operations immediately prior to the Merger, the Merger is being treated as a reorganization of bioMetrx via a reverse merger with the Company for accounting purposes.

      The 14,218,424 shares and the shares issuable upon the exercise of 182,027 warrants issued as part of Merger to the former bioMetrx stockholders represent approximately 90% of the total outstanding post-merger stock.

      On October 10, 2005, the Company amended its Certificate of Incorporation to change its name to bioMETRX, Inc. as a result, the Company's trading symbol changed to "BMTX".

PLAN OF OPERATIONS

      The Company, through its wholly owned subsidiaries, designs, develops, engineers and produces biometrics-based products for the consumer home security, consumer electronics, medical records and medical products markets. The Company's executive offices are located in Jericho, New York.

      Founded in 2001, bioMetrx is focused on developing simple-to-use, cost-efficient finger print activation products under the trade name SmartTOUCH(TM). The Company's products include biometrically enabled and secured residential door locks, central station alarm keypads, thermostats, garage/gate openers, medical crash carts, industrial medicine cabinets and portable electronic medical records. Our products utilize fingerprints recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

      The Company operates its business through three (3) wholly owned subsidiaries, bioMetrx Technologies, Inc., which conducts the product engineering and design, smartTOUCH Security, Inc., the consumer-based marketing and sales group and smartTOUCH Medical, Inc. which will market medical information and products.

      The home security industry consists of garage door manufacturers, key and lock manufacturers and central station alarm monitoring companies, representing a $25 billion global market. bioMetrx develops market-specific products in this area which will either be licensed or sold through manufacturers/ retailers worldwide when deemed commercially viable.

      The Company is developing a finger-activated thermostat that it intends to market to the general public as well as the small business owner. The Company's product will allow consumers and small business owners the ability to control the temperature within their homes or business establishments, as the case may be, without having to install a cage around the thermostat. The Company's smartTOUCH thermostat allows homeowners and small business owners complete control and security over their costly HVAC systems.

      The medical records market represents another entry point for the Company's products. In 2001, the federal government created HIPPA laws regarding privacy and non-disclosure of patients' medical records. The medical records industry has progressed dramatically over the last few years and the practice of medicine has turned to the digital/electronics markets to streamline patient medical records. While this progress is more efficient for the medical provider, the rules developed to safeguard this information has become more complicated and burdensome. The Company is developing a product that will allow patients, doctors and emergency hospital personnel to access complete patient records by simply touching a sensor. The Company's product will also allow the patient to carry their own medical records on a digital card that is also completely secured.

      The Company is also developing technology for the medical products market. Currently, devices such as medical crash carts, rolling medicine drawers and cabinets and medical tool supply bins are either accessible in a hallway of a hospital or require medical personnel to enter a 4-digit PIN code to unlock these products. The Company is developing technology to secure these items while simplifying the procedure so that the proper medical personnel can access them quickly when necessary.

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

      In December 2002, bioMetrx entered into a five-year employment agreement with its CEO, Mark Basile. The employment agreement has an annual base salary of $360,000. Accrual of compensation may be converted into shares of the Company's common stock at $.50 per share, which can be converted at any time after each twelve (12) months of service, but in no event shall cash compensation be less than $60,000 per annum. For the years ended December 31, 2004 and 2003, Sixty Thousand Dollars ($60,000) and $0, respectively, was paid under this employment agreement. For the three and nine months ended September 30, 2005, $136,000 and $316,000, respectively, was paid under this employment agreement.

      In January 2004, bioMetrx entered into a four (4) year employment agreement with Steven Kang for a base annual salary of $120,000. The agreement has the same accrual and conversion terms as Mr. Basile's agreement, except that in no event, shall cash compensation be less than $20,000 per annum. For the year ended December 31, 2004 there was no cash paid under this employment agreement. For the three and nine months ended September 30, 2005, $79,500 and $114,000, respectively, was paid under this employment agreement.

      In  April  2005  bioMetrx   entered  into  two  short-term   research  and
development agreements aggregating $220,000.

      On November 10, 2005 bioMetrx and its wholly owned subsidiary SmartTOUCH Medical, Inc. entered into a consulting agreement with Wendy Borow-Johnson. Pursuant to the agreement, bioMetrx issued to Ms. Borow-Johnson Two Hundred and Fifty Thousand (250,000) shares of its common stock. In addition, upon the one
(1) year anniversary of the consulting agreement, bioMetrx will issue to Ms. Borow-Johnson an additional Two Hundred and Fifty Thousand (250,000) shares of its common stock. Ms. Borow-Johnson shall be paid a monthly retainer of $2,500 per month in addition to reimbursement of travel and other related expenses incurred. The consulting agreement also provides that in the event the Company spins off SmartTOUCH Medical, Ms. Borow-Johnson shall have the right to acquire a 20% stake in such company for an aggregate purchase price of $10,000. Ms. Borow-Johnson shall provide services to SmartTOUCH Medical, Inc. those functions commonly associated with the role of President of the subsidiary.

RESULTS OF OPERATIONS

      From inception (February 1, 2001) through September 30, 2005, bioMetrx has not generated any revenues. During the period from inception (February 1, 2001) through September 30, 2005, bioMetrx had net losses totaling $10,016,552. During the three months ended September 30, 2005, net losses totaled $484,035. From inception through September 30, 2005, bioMetrx' general and administrative expenses totaled $3,567,916 or 35.6% of total expenses, while for the three months ended September 30, 2005 general and administrative expenses totaled $266,541 or 55% of total expenses. From inception through September 30, 2005, bioMetrx stock-based compensation of $6,010,458 or 60% of expenses, of which $129,625 or 26.7% of total expenses was incurred during the three months ended September 30, 2005. Research and development costs were $417,604 or 4.2% of total expenses incurred in the period from inception through September 30, 2005, while research and development costs during the three months ended September 30, 2005 totaled $71,658 or 14.8% of total expenses.

      During the quarter ended September 30, 2005, the Company had $0 revenues. The Company has beta-tested its garage/gate door opener and will begin marketing this product in the near future. this represents the first product the Company intends to commercially market.

      During the three and nine months ended September 30, 2005, net losses total $484,035 and $8,439,183, respectively. For the three and nine months ending September 30, 2005, bioMETRX' general and administrative expenses totaled $266,541 and $2,566,973, respectively, or 55% and 30.4% of total operating expenses. During he same three and nine month periods in 2004, general and administrative expenses totaled $130,182 and $408,184 respectively, or 68.7% and 77.2% of total operating expenses. The increase was mostly attributable to an increase in professional expenses relating to general corporate matters. For the three and nine months ending September 30, 2005 we incurred salaries of $138,833 and $378,833, respectively, or 28.7% and 4.5% of total operating expenses as compared to the three and nine months ended September 30, 2004 of $120,000 and $360,000, or 63.3% and 68.1% of total operating expenses. The increase was due to the addition of additional personnel necessary to continue the growth goals of the Company.

      For the three and nine months ending September 30, 2005, interest expense was $0 and $6,425, respectively, as compared to $0 and $0 for the three and nine months ending September 30, 2004.

      Research and development expenses for the three and nine months ending September 30, 2005 was $71,658 and $259,928, respectively, compared to $44,817 and $76,514 for the same periods in 2004.

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

      In July 2005,  the Company  sold Nine  Hundred and Thirty  Three  Thousand
Three Hundred and Thirty-Four (933,334) shares of its common stock and One Hundred and Eighty Six Thousand Six Hundred and Sixty-Six warrants for an aggregate purchase price of $700,000 or $.75 per share without allocating any part of the purchase price for the warrants.

      On October 28, 2005 the Company sold Two Million Two Hundred Fifty Thousand (2,250,000) shares and Two Million Two Hundred Fifty Thousand (2,250,000) warrants for an aggregate purchase price of $450,000 or $.20 per share without allocating any part of the purchase price for the warrants.

      The warrants entitle the holder to purchase shares of the Company's common stock for a period commencing on the date of issuance and expiring on December 15, 2005 at an exercise price of $.20 per share.

      As of September 30, 2005, bioMetrx had total assets of $367,579 and total current assets of $361,719. At September 30, 2005 bioMetrx had total liabilities of $554,140 and total current liabilities of $554,140. bioMetrx' working capital deficit at September 30, 2005 was $192,421 and an equity deficiency of $186,561.

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

COMMITMENTS

      We do not have any commitments that are required to be disclosed in tabular form as of December 31, 2004 and as of September 30, 2005.

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

      Changes in Internal Controls. During the third quarter of fiscal year 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be material weaknesses, under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the December 31, 2004 financial closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stocks received by customers, payment of commissions with marketable securities, as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004.

      Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2004 and for this quarter ended September 30, 2005 fairly present, in all material respects, our financial condition and results of operations.

      The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we will contract a full time CPA who will serve as our CFO and will assist in the preparation of our financial statements, 10-QSB's and 10-KSB's. We have completed a full review of our revenue recognition policy and practices and have implemented a number of process improvements. We completed a review of our financial disclosure process and we have implemented needed improvements in this quarter ending September 30, 2005.

                           PART II - OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

            None

ITEM  2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)   None

      (b)   None

      (c) On July 5, 2005, the Company consummated the private sale of its Securities to Russell Kuhn (the "Purchaser"). The securities sold were Nine Hundred and Thirty Three Thousand Three Hundred and Thirty-Four (933,334) shares of the Company's common stock (the "Shares") and warrants (the "Warrants") to purchase an additional One Hundred and Eighty-Six Thousand Six Hundred and Sixty-six
            (186,666) shares of the Company's Common Stock. The aggregate purchase price for the securities was $700,000 or $.75 per share without allocating any part of the purchase price for the Warrants. At the closing the Registrant delivered 933,334 shares and 186,666 Warrants to the Purchaser.

            The Warrants entitle the Purchaser to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance. Twenty percent the Warrants are exercisable per year on a cumulative basis at varying prices as set forth below:

            Date(s) of Exercise         Amount   Exercise Price
            ------------------------   -------   --------------
            7/5/05 - Expiration Date    37,333       $ .60
            7/5/06 - Expiration Date    37,333       $ .70
            7/5/07 - Expiration Date    37,333       $ .80
            7/5/08 - Expiration Date    37,333       $ .90
            7/5/09 - Expiration Date    37,334       $1.00
                                       -------
            TOTAL:                     186,666

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

            On July 5, 2005 the Company issued to Mr. Steven Kang, the Company's Chief Operating Officer and Secretary, 500,000 shares of its common stock as compensation valued at $1,825,000. In addition, the Company agreed to issue Mr. Kang an additional 250,000 shares on the second anniversary of his employment agreement (January 1, 2006).

            On July 5, 2005, the Company issued an aggregate of 1,500,000 stock options to Mark Basile (750,000), the Company's President and CEO, and Steven Kang (750,000), the Company's Chief Operating Officer and Secretary. The options, when issued, were valued at $4,780,858. Each option is exercisable for a term of five years at $.50 per share.

            The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to
            Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

            On October 28, 2005, the Company consummated the private sale of its securities to Russell Kuhn (the "Purchaser"). The securities sold were One Million Five Hundred Thousand (1,500,000) shares of the Company's common stock (the "Shares") and warrants (the "Warrants") to purchase an additional Two Million Two Hundred Fifty Thousand (2,250,000) shares at an aggregate purchase price of $300,000 or $.20 per share without allocating any part of the purchase price for the Warrants.

            The Warrants entitle the holder to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of ninety (90) days from the date of issuance at an exercise price of $.20 per share.

            Pursuant to the Subscription Agreement between the Company and the Purchaser, the Registrant represented that it intends to file a Registration Statement with the Securities and Exchange Commission within 45 days from the closing date and granted the Purchaser "piggy-back" registration rights for the Shares with respect to such Registration Statement.

            As a result of this transaction, the Purchaser owns approximately 16.3% of the issued and outstanding shares of the Company's common stock. This amount does not reflect an additional 2,250,000 shares which may be obtained by the Purchaser from the exercise of the Warrants described above, plus an additional 503,234 warrants owned by the Purchaser prior to the consummation of this transaction.

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

            On November 7, 2005, the Company issued 250,000 shares of its common stock to Ms. Wendy Borow-Johnson pursuant to a consulting agreement. In addition, upon the one (1) year anniversary of the consulting agreement, bioMetrx will issue Ms. Borow-Johnson an additional
            250,000 shares of its common stock. These shares were issued in reliance upon exemptions form registration requirements pursuant to
            Section 4(2) of the Act.

      (d)   Not Applicable

ITEM 3.:    DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Pursuant to a written consent of a majority of the Company's shareholders, the Company approved an amendment of the Company's Certificate of Incorporation which changed the Company's name from MarketShare Recovery, Inc. to bioMETRX, Inc.

ITEM 5.:    OTHER INFORMATION

            On July 21, 2005 the Company engaged a consultant for a three (3) month term to assist the Company in effectuating its business plan. The Company paid the consultant $10,000. By its term the agreement expired on October 21, 2005.

ITEM 6.:    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this report:

            10.1 Consulting Agreement dated November 10, 2005 between the Company and Wendy Borow-Johnson.

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


Dated: November 18, 2005               BIOMETRX, INC.


                                       By:  /s/ Mark Basile
                                          -----------------------
                                          Mark Basile
                                          Chief Executive Officer


                                       By:  /s/ Frank Giannuzzi
                                          -----------------------
                                          Frank Giannuzzi
                                          Chief Financial Officer