Form 10KSB
period 2005-12-31
BioMETRX
filed 2006-04-19
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________ to________________

Commission file number 0-15807

BIOMETRX, INC.
(Name of small business issuer in its charter)

DELAWARE		31-1190725
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

500 North Broadway, Suite 204, Jericho, New York		11753
(Address of principal executive offices)		(Zip Code)

(516) 937-2828
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock Par Value $.001
(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $0

  The aggregate market value of the Company’s common stock held by non-affiliates was approximately $8,555,619.50 based upon the average bid and asked price of $2.95 as reported by the OTC Bulletin Board as of April 6, 2006.

  The Company has 5,985,999 shares of common stock outstanding, as of April 14, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-KSB the terms “we,” “us,” “our,” “bioMETRX” and “our company” refer to bioMETRX, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly owned subsidiaries.

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

We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and, Results of Operations” below. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions to identify forward-looking statements.

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

On August 29, 1986, the Company acquired all of the outstanding stock of Health & Leisure Inc., a Delaware corporation which subsequently changed its name to Entre Vest, Inc. (“Entre Vest”), in a transaction in which a subsidiary of the Company merged with and into Entre Vest and the former stockholders of Entre Vest obtained a controlling interest in the Company. The Company subsequently changed its own name from Univenture Capital Corp. to Health & Leisure, Inc. and changed its state of incorporation from Utah to Delaware.
Entre Vest was incorporated on June 6, 1985, under the laws of the State of Delaware.

Pursuant to an Acquisition Agreement and Plan of Merger dated June 13, 2003 (the “Merger Agreement”), by and among Health & Leisure, Inc (the “Registrant”); Venture Sum, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant (“Mergerco”); and MarketShare Recovery, Inc., a New York corporation, (“MKSR”), Mergerco merged with and into MKSR, and MKSR became a wholly-owned subsidiary of the Registrant. The merger became effective June 13, 2003, (the “Effective Date,”) however closing of the Agreement occurred on July 15, 2003. Subsequently, Health & Leisure, Inc. filed an amendment to its certificate of incorporation and thereby changed its name to MarketShare Recovery, Inc.

Our former subsidiary similarly named MarketShare Recovery, Inc. was incorporated in New York in November 2000. The subsidiary, MarketShare Recovery, Inc. was a provider of online direct marketing solutions for enterprises. The solutions enabled corporations to create and deliver online direct marketing programs that drive revenue, influence behavior and deepen customer relationships. Our solutions provided customer insight and powerful program execution through a combination of hosted applications and technology infrastructure. As a result of new technology, the Company found it harder to maintain and grow this business and at the end of 2004 this business was discontinued.

On October 7, 2004, we entered into an Asset Purchase Agreement with Palomar Enterprises, Inc. (the “Agreement”). Pursuant to the Agreement, we agreed to purchase certain assets, including certain automotive notes and contracts, a business plan and model for an automotive financial services company and a data base of potential customers and $150,000 in cash from Palomar in exchange for a controlling interest in us.

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

On May 27, 2005, we completed a merger (“Merger”) of MarketShare Merger Sub, Inc. a wholly owned subsidiary of the Company (“Merger Sub”) with bioMetrx Technologies, Inc., a Delaware corporation (“bioMetrx Technologies”) pursuant to the Agreement and Plan of Merger dated April 27, 2005, by and among the Company, Merger Sub and bioMetrx Technologies (“Merger Agreement”). bioMetrx Technologies, a development stage company, is engaged in the development of biometrics-based products for the home security and electronics market, including biometrically enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers.

On June 1, 2005 (the “Effective Date”), Merger Sub filed a Merger Certificate completing the acquisition of bioMetrx Technologies. The consideration for the Merger was 3,554,606 restricted shares of our common stock and the issuance of 45,507 Common Stock Purchase Warrants to the holders of corresponding instruments of bioMetrx Technologies. The Merger was completed according to the terms of the Merger Agreement. Simultaneously with the Merger, certain stockholders of the Company surrendered 552,130 shares of the Company’s common stock which was cancelled and returned to the status of authorized and unissued. In addition, 75,000 shares of the Company’s common stock were deposited by these stockholders into escrow to cover contingent liabilities, if any. As a result of the Merger, bioMetrx Technologies was merged into the Merger Sub and became our wholly owned subsidiary.

Since the Company had no meaningful operations immediately prior to the Merger, the Merger is being treated as a reorganization of bioMetrx Technologies via a reverse merger with the Company for accounting purposes.

The 3,554,606 shares and the shares issuable upon the exercise of 45,507 warrants issued as part of Merger to the former bioMetrx Technologies stockholders represented approximately 90% of the total outstanding post-merger stock.

On October 10, 2005, the Company amended its Certificate of Incorporation to change its name to bioMETRX, Inc., as a result, the Company’s trading symbol was changed to “BMTX”.

On March 14, 2006, the Company filed an amendment to its Certificate of Incorporation to effect a reverse split of all of the outstanding shares of its Common Stock at a ratio of one-for-four and increase the number of authorized shares of its Common Stock to 25,000,000 shares and decrease the par value of the Company’s common stock to $.001 per share. Our certificate of incorporation amendment authorized the issuance of up to 10,000,000 shares of $.01 par value preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. The Company’s trading symbol was changed to “BMRX.” The combined companies are hereinafter referred to as the “Company” or “bioMETRX.”

Operations

The Company, through its wholly owned subsidiaries, designs, develops, engineers and markets biometrics-based products for the consumer home security, consumer electronics, medical records and medical products markets. The Company’s executive offices are located in Jericho, New York.

Originally founded in 2001, bioMETRX is focused on developing simple-to-use, cost-efficient, finger-activated, lifestyle products under the trade name SmartTOUCH™. The Company’s product line includes biometrically enabled residential locks, central station alarm keypads, thermostats, garage/gate openers, medical crash carts and industrial medicine cabinets. Our products utilize finger recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

The Company operates its business through three (3) wholly owned subsidiaries, bioMETRX Technologies Inc., which conducts the product engineering and design, smartTOUCH Consumer Products, Inc., the consumer-based marketing and sales group and smartTOUCH Medical, Inc. which is designing and will market medical industry products.

The home security industry consists of garage door manufacturers, key and lock manufacturers and central station alarm monitoring companies, representing a $25 billion global market. bioMETRX develops market-specific products in this area which are being sold through retailers, dealers and direct to consumers in the Unites States. The company’s first product, the Garage Door Opener, also known as the smartTOUCH GDO, will be available through the Home Depot this summer.

The Company also developed a finger-activated thermostat (smartSTAT) that will be marketed to the general public as well as small box retailers, restaurant chains and small business owners. The Company’s smartSTAT product will allow consumers and small business owners the ability to prevent unwanted tampering of their heating and cooling settings and hence control the temperature within their homes or business establishments, as the case may be, without having to install a cumbersome security box around the thermostat. The Company’s smartSTAT thermostat allows homeowners and small business owner’s complete control and security over their costly HVAC systems.

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

bioMETRX, to date, has introduced its products and services commercially and is considered an entry level market vendor of consumer-based biometric products. bioMETRX has limited assets, significant liabilities and limited business operations. To date, activities have been limited to organizational matters, development of its products and services and capital raising.

Management’s plan of operations for the next twelve months is to raise additional capital, complete further development of its product line and commence marketing the Company’s products and services. The Company expects it will require $6,000,000 over the next 12 months to accomplish these goals and expects to be financed by the private sale of its securities and lines of credit with commercial banks for continuous manufacturing output of its products. There are no firm commitments on anyone’s part to invest in the Company and if it is unable to obtain financing through the sale of its securities or other financing, the Company’s products and services may never be commercially sold.

Current Market Outlook - Target Markets/Applications

There is a unique opportunity in the consumer electronics market for the incorporation of biometrics technology in multiple devices, requiring personal identification or key access. Two current examples are biometrically secured laptops (IBM-Lenovo Thinkpad) and cell phones (Samsung SCH370). Prospective home/office security and electronics devices includes the introduction of “biometric” access controls on anything that presently requires a key, keypad or Personal Identification Number (“PIN”). bioMETRX is the first company to offer biometric security and electronics products for the home consumer market at any significant level.

We are focused on developing simple to use, cost efficient, finger activated consumer electronics products principally under the trade name “smartTOUCH™”. Our current and prospective consumer products include biometrically enabled and secure residential garage/gate door openers/locks, central station alarm pads and thermostats.

Product Offerings

smartTOUCH™ products allow a person to open a door, or set an alarm or thermostat simply by placing a finger upon a sensor chip, the size of a postage stamp. smartTOUCH™ products are designed to simplify access, while substantially increasing the security level of the systems used for such purposes. Our smartTOUCH™ products use one-to-one biometrics matching authenticated systems embodied in its products. The bioMETRX patent-pending system includes a hand held universal programmer designed to control access to the administrative functions of each smartTOUCH™ device. All smartTOUCH™ products are designed to work with this universal programmer, and permit up to fifteen (15) authorized users to be enrolled. Our system allows two types of users, an access user who can only operate the smartTOUCH™ device, and an administrative user who can operate and also add or delete other users.

Consumer Products

smartTOUCH™ Garage Door Opener

The smartTOUCH™ Garage Door Opener (GDO) is a weatherproof, shockproof, tamper resistant garage door opener that allows a homeowner to control the opening of a garage door with a touch of a finger. The garage door opener currently comes as a hardwired unit, designed specifically to withstand the elements for years of reliable service and dependability. The homeowner’s finger is used to activate the garage door opening mechanism.

The GDO unit is programmed using a handheld universal programmer that was designed by the Company to program the complete range of smartTOUCH products. The programmer simply plugs into the main Sensor Unit and initiates a series of simple prompts on the menu screen, allowing the Sensor to be programmed quickly and easily.

We are also developing a wireless biometric version of the smartTOUCH GDO unit which removes the need for a hard-wired connection between the Sensor unit and Relay for easier installation. The wireless version will allow the unit to communicate with a device such as a cell phone or other alternative wireless remote. This will eliminate the possibility of a criminal wirelessly using a frequency descrambler to open the garage door. Our wireless technology is being designed to actually transmit the user’s information that is authenticated at the remote device first, then transmitted to the receiver located on the garage door frame for re-authentication. We call this feature our “Failsafe Authentication Process” (“FAP”).

Although market data on the use of automatic garage door openers is limited, management estimates that there are 30 million homes in the United States equipped with automatic garage doors. For many families, the automatic garage door opener has made the garage door the most frequently used door for entering and exiting the home. Consequently, there is a large potential market for the smartTOUCH™ Garage Door Opener which meets the consumer need for security and convenience combined. We have filed our initial patent for this device with the United States Patents and Trademark Office in March 2004 and have been assigned a “Patent Pending” number.

During the quarter ended March 31, 2006 we received an initial purchase order for our smartTOUCH™ Garage Door Opener in the amount of 23,000 units from The Home Depot. Delivery of the order is scheduled for summer 2006. The company has received numerous inquiries from other home improvement and consumer electronic retailers and is making every effort to meet with these other retailers.

We are also negotiating with several large retailers to private-label the Garage Door Opener unit under their brand name. In addition, the Company has had discussions with garage door manufacturers with the objective of providing the Company’s product as an additional option to their standard garage door openers. In addition, following numerous inquiries, we have begun to establish a National Dealer Network, with the introduction of our proTOUCH Dealer Program. Our products are also available on the Company’s website. To date, the Company has received approximately 1,100 on-line orders for its garage door opener unit.

We are currently initiating manufacturing of the garage door opener unit with a third party contract manufacturer located in the United States, who will be providing turn-key manufacturing services. We have also established a credit facility with our major component supplier.

smartSTAT™ Thermostat

Every residential, commercial and industrial building is equipped with at least one thermostat. Typically, thermostats can be adjusted by children, housekeepers, employees, guests and even strangers, which can cost the homeowner or business owner hundreds, if not thousands, of dollars per year in lost energy costs due to unauthorized operations. Currently, the only security device available for thermostats is a clear plastic “lockbox” that fits over the thermostat. These boxes are used in a number of different buildings, including, but not limited to, shopping malls, apartment buildings office buildings, restaurants and factories. They are cumbersome and ineffective deterrents. In fact, these lockboxes are usually broken or simply ripped off the wall.

The smartSTAT™ Thermostat allows business owners/homeowners complete and secure control of the facility’s heating and cooling system without having to invest tens of thousands of dollars in computer-based HVAC systems. By programming the smartSTAT™ Thermostat, only those individuals with authority to change the temperature can access the thermostat menus and functions.

smartSTAT™ Thermostats are designed to the same operational standards as currently available electronic programmable thermostats. The smartSTAT™ Thermostat is the Company’s second product to market. The smartSTAT™ Thermostat will have a suggested retail price of $189.00.

Management estimates that approximately 10 million thermostats are sold in the United States annually, 45% of which are electronic models, either programmable or non-programmable. Management expects that there will be an increase in the sale of electronic thermostats as several states enact laws addressing the sale and disposal of mercury-based thermostats, some are even offering rebate programs to consumers that replace mercury thermostats with new energy-efficient programmable models.

The Company intends to manufacture approximately one thousand (1,000) thermostat units for two programs. One program will be designed for commercial applications and the Company has had several discussions with a number of restaurant chains who have expressed interest in participating in the program. The second program will be designed for residential use. The Company anticipates that these programs will commence within the next three to six months.

smartGATE™ Automatic Gate Opener

The smartGATE™ Automatic Gate Opener serves a similar function as our garage door opener, as it allows homeowners and employees who gain access to their premises or place of business through either drive-through or walk-through security gates, easy, simple to use access with just a touch of a finger. Automatic gates work on the same principles as mechanized overhead garage door units. Many residences and businesses that use security gates use some sort of digital keypad, or universal “clicker” to open the gate from outside the premises.

The smartGATE™ Automatic Gate Opener is designed similarly to our garage door opener, except that it is housed in a weatherproof box that is usually an aftermarket product, purchased through gate installation companies. Our automatic gate opener is designed to fit conveniently into most vendors weatherproof containers designed for automatic gate opener units. While presently targeted for high-end residential installations, this unit is being re-engineered to meet the prospective needs of gated communities and moderate traffic commercial users.

Although market data is not readily available for this product, our own market analysis and information gathered through membership in industry organizations indicates large potential for the sale of this product for both residential and commercial use. These products will be marketed through traditional retail channels, as well as through contractor/installer channels.

Other smartTOUCH™ Consumer Products

The smartTOUCH™ line of products under development includes a biometric deadbolt, smartLOCK™ for use on residential doors and a biometrically enabled home alarm/central station alarm keypad smartALARM™ that will be designed to communicate directly with home monitoring systems.

smartTOUCH™ Medical

We are also developing products for the healthcare industry. Government legislation surrounding the integrity, confidentiality and privacy of patient data was enacted under HIPAA. HIPAA requires the healthcare industry to restructure current information technology (“IT”) infrastructures and methods. We are developing biometrics products and solutions for end users, as well as enabling biometric technology for original equipment manufacturers (“OEMs”) and application developers to incorporate into their offerings, to assist healthcare organizations working towards meeting these legislative demands, while increasing efficiencies and user convenience and lowering overall administrative costs and risks associated with passwords, PINs and keys. To that end, the Company is working on a number of prospective medical products that are expected to be available by 2007. These products include a series of medical crash carts, rolling medicine carts, fixed medicine and supply cabinets and a portable patient medical record system that integrates digital medical records with biometrics-based technology.

Intellectual Property

We currently have two patents pending, both utility and mechanical for our products. The Company is seeking patents on its system that combines software and hardware that off load all administrative functionality of a biometric device. By off loading all administrative functionality, the Company’s products can be smaller and hence more compatible with multiple consumer applications. In addition, this function enables the products to comply with and connect to any OEM’s equipment specifications.

Wherever possible we seek to protect our inventions through filing U.S. patents and foreign counterpart applications in selected other countries. Because patent applications in the U.S. are maintained in secrecy for at least eighteen months after the applications are filed and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file for protection of inventions set forth in such patent applications. Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of the products would require a license. Required licenses may not be available to us on commercially acceptable terms, if at all. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around the patents, or could find that the development, manufacture or sale of products requiring these licenses is foreclosed.

We may rely on trade secrets to protect our technology. Trade secrets are difficult to protect. We seek to protect our proprietary technology and processes by confidentiality agreements with our employees and certain consultants and contractors. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees or our consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

Manufacturing

We do not own any manufacturing facilities and have been negotiating with, and expect a third party contract manufacturer located in the United States to manufacture our garage door opening units. As the need arises, we plan to either contract additional contract manufacturers or license our technology to third party manufacturers to incorporate into their products. Each decision will depend on demand, our available cash resources and our ability to access expertise.

Marketing

The primary target market for our marketing effort of our home security products will be consumers and hardware security and device manufacturers. bioMETRX has established marketing initiatives by developing channel distribution through retailers, development partner's, authorized dealers and original equipment manufacturers and solutions-based companies.

An initial pilot program was implemented to test the consumer market for response as to the acceptance and use of the smartTOUCH™ line of home security products.  Feedback from the “test” families demonstrates that our products are consumer friendly and competitively priced. The first product tested was our garage door opener. The reports indicate that most every family member enrolled into the devices now use the garage as their main access point to their homes. The families seem to end up relying on our product since it is easy to operate. The units have had no material operational problems and have been subjected to temperatures well below zero and various snow and ice storms with no problems.

The Company will market its products through three (3) distinct sales channels, (i) vendors/installers, (ii) Retailers, and (iii) direct internet sales. The Company’s first product to be introduced to the pubic will be its garage door opener. The Company, through its membership in the Door Access Systems Manufacturing Association (“DASMA”) and the International Door Association (IDA) has access to most garage door vendors/installers. The Company has commenced an e-mail campaign to recruit these installers, has begun taking pre-orders and in the near future will begin a training program for each vendor/installer. The Company offers three levels of participation in this program, corresponding to the level of sales volume generated by each vendor/installer.

The Company will also market its products to large do-it-yourself retail chains. To date, the Company has received an initial purchase order from The Home Depot for 23,000 units. The Company also intends on private labeling its products for large retail chains.

The Company also offers its products through direct Internet sales. The Company’s garage door opener was recently featured on a home improvement television show, which has generated approximately 1,100 Internet orders. The Company will seek other forms of media coverage to market its products directly to the consumer.

Competition

The markets for our products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by competitors, the changing technical needs of the customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. There is a risk that we may not be able to make the technological advances necessary to compete successfully. Existing and new competitors may enter or expand their efforts into our markets, or develop new products to compete against ours. Our competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render our products obsolete.

Employees

As of March 31, 2006, the Company has 7 full time employees and 3 part time employees. The Company expects that it will hire at least 4 more key people over the next 4 months. We believe our employee relations are satisfactory.

RISK FACTORS

      This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company’s business, operating results, financial performance and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this annual report on Form 10-KSB or in other reports, press releases or other statements issued from time to time. Additional factors that may cause our results to vary are set forth elsewhere in this annual report on Form 10-KSB.

Our business will not grow unless the market for biometric products and services expands both domestically and internationally.

       Our revenues are derived from the sale of biometric products and services. Biometric products have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products depends on a number of factors including without limitation:

•	national or international events which may affect the need for or interest in biometric products or services;

•	the cost, performance and reliability of our products and services and those of our competitors;

•	customers’ perception of the perceived benefit of biometric products and services and their satisfaction with our products and services;

•	public perceptions of the intrusiveness of these products and services and the manner in which firms are using the information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information; and

•	marketing efforts and publicity regarding these products and services.

Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. From time to time, biometrics technologies have been the focus of organizations and individuals seeking to curtail or eliminate such technologies on the grounds that they may be used to diminish personal privacy rights. If such initiatives result in restrictive legislation, the market for biometric solutions may be adversely affected. Even if biometric solutions gain wide market acceptance, our products and services may not adequately address the requirements of the market and may not gain wide market acceptance.

We may face intense competition from other biometric solution providers as well as identification and security systems providers.

A significant number of established and startup companies are marketing or developing software and hardware for facial and/or fingerprint biometric products and applications that may eventually compete with our current offerings.

The biometric security market is a rapidly evolving and intensely competitive, and we believe that additional significant long-term competitors will continue to enter the market. We expect competition in the biometrics markets to increase and intensify in the near term. Companies competing with us may introduce products that are targeted at our target markets and competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours. Other players in the biometric do have the potential to directly compete with us. Among these companies are Sagem Morpho, Inc., Cogent, NEC, Printrak International, Inc., (a Motorola company), and Saflink. However, these companies primarily focus on networked-based, or computer based systems that require a sophisticated computer-based infrastructure to operate. Our company’s products are embedded and self contained and do not require a computer to operate.

The biometrics industry is characterized by rapid technological change and requires introduction of new and enhanced products at competitive prices.

In order to compete effectively in the biometrics market, we must continually design, develop and market new and enhanced products at competitive prices and we must have the resources available to invest in significant research and development activities. Our future success will depend upon our ability to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors, and could adversely affect our business operations, financial results and stock price.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

      Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	unavailability or delays in authorization of government funding or cancellations, delays or contract amendments by government agency customers;

•	reduced demand for products and services caused, for example, by product offerings from new competitors;

•
the inability to timely and successfully (i) complete development of complex designs, components and products, (ii) complete new product introductions that may result in improved gross margins, (iii) manufacture in volume or install certain of our complex products or (iv) obtain relevant government agency certifications for newly introduced products on a timely basis;

•	changes in the mix of products and services we or our distributors sell;

•	the readiness of customers to accept delivery of new products on a timely basis;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies;

•	competitive pricing pressures; and

•	unpredictable product installation schedules

Particularly important is the need to invest in planned technical development programs to maintain and enhance our competitiveness, and to successfully develop and launch new products and services on a timely basis. Managing and improving the likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors and promotional expenses. These costs are very difficult to adjust in response to short-term fluctuations in our revenues, compounding the difficulty of achieving profitability in the event of a revenue downturn.

A security breach or failure in systems that we sell could result in the disclosure of private personal information that could harm our business by adversely affecting the market’s perception of our products and services.

      Many of the systems we sell are designed to secure or manage private personal information or information maintained by governmental agencies. In addition to being costly to repair and causing delays and other difficulties, a security breach or failure in one of these systems could cause serious harm to our business as a result of negative publicity or decisions by governmental clients to limit our access or involvement with this information.

The terrorist attacks of September 11, 2001, and the continuing threat of global terrorism, have increased financial expectations that may not materialize.

The September 11, 2001 terrorist attacks, and continuing concerns about global terrorism, may have created an increase in awareness for biometric security solutions generally. However, it is uncertain whether the actual level of demand for our biometric products and services will grow as a result of such increased awareness. Increased demand may not result in an actual increase in our revenues. In addition, it is uncertain which security solutions, if any, will be adopted as a result of terrorism and whether our products will be a part of those solutions.. These factors may adversely impact us and create unpredictability in revenues and operating results.

We may need to raise additional equity or debt financing in the future.

We believe existing working capital will not be adequate to fund our operating cash requirements for the next 12 months, we will need to raise additional debt or equity financing in the future, which may not be available to us. Even if we are successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and require us to implement certain cost reduction initiatives resulting in the curtailment of our operations.

Our lengthy and variable sales cycle will make it difficult to predict operating results.

Certain of our products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If, after expending significant funds and effort, we fail to receive an order, a negative impact on our financial results and stock price could result. It is difficult to predict accurately the sales cycle of any large order for any of our products. If we do not ship and or install one or more large orders as forecast for a fiscal quarter, our total revenues and operating results for that quarter could be materially and adversely affected.

The substantial lead-time required for ordering parts and materials may lead to inventory problems.

The lead-time for ordering parts and materials and building many of our products can be many months. As a result, we must order parts and materials and build our products based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may produce more products than we can sell, which can result in cash flow problems and write-offs or write-downs of obsolete inventory.

We will rely in part upon original equipment manufacturers (“OEM”) and distribution partners to distribute our products, and we may be adversely affected if those parties do not actively promote our products or pursue installations that use our equipment.

We estimate that a significant portion of our revenue will come from sales to partners including OEMs, systems integrators, distributors and resellers. Some of these relationships have not been formalized in a detailed contract, and may be subject to termination at any time. Even where these relationships are formalized in a detailed contract, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

Loss of sole or limited source suppliers may result in delays or additional expenses.

We obtain certain hardware components and complete products, as well as software applications, from a single source or a limited group of suppliers. We do not have long-term agreements with any of our suppliers. We will experience significant delays in manufacturing and shipping of products to customers if we lose these sources or if supplies from these sources are delayed.

As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or products on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a severe negative impact on our financial results and stock price.

We may be subject to loss in market share and market acceptance as a result of performance failures, manufacturing errors, delays or shortages.

Performance failure in our products may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The complexity of certain of our fingerscanners makes the manufacturing and assembly process of such products, especially in volume, complex. This may in turn lead to delays or shortages in the availability of certain products, or, in some cases, the unavailability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurs in products that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences. If a product launch is delayed or is the subject of an availability shortage because of problems with our ability to manufacture or assemble the product successfully on a timely basis, or if a product or service otherwise fails to meet performance criteria, we may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with a product or service in addition to incurring higher operating expenses during the period required to correct the defects. There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims.

We may be subject to repair, replacement, reimbursement and liability claims as a result of products that fail to work or to meet applicable performance criteria.

There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We attempt to limit remedies for product failure to the repair or replacement of malfunctioning or noncompliant products or services, and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain complex sale or licensing transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that our contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims. We maintain warranty reserves as deemed adequate by management.

Failure by us to maintain the proprietary nature of our technology, intellectual property and manufacturing processes could have a material adverse effect on our business, operating results, financial condition, stock price, and on our ability to compete effectively.

We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price.

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws. The failure of foreign laws or judicial systems to adequately protect our proprietary rights or intellectual property, including intellectual property developed on our behalf by foreign contractors or subcontractors may have a material adverse effect on our business, operations, financial results and stock price.

There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to adequately manage the size of our business, it could have a severe negative effect on our financial results or stock price.

Our management believes that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant cost reductions or effectively provide for our growth.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the services of our employees, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in technical fields. Although our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the locations where we principally operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

The following risks relate principally to our common stock and its market value:

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, stockholders may have difficulty reselling any of their shares of common stock.

Our Common Stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;
•	government regulation of our products and services;
•	the establishment of partnerships with other technology companies;
•	intellectual property disputes;
•	additions or departures of key personnel;
•	sales of our common stock
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

Because we are a development stage company with no revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future on our common stock. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Penny stock regulations may impose certain restrictions on marketability of our stock.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our company.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of "blank check" preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares of our common stock covered by this prospectus will be freely transferable without restriction or further registration under the Securities Act.

Item 2. Description of Property

We operate our business in leased facilities. We occupy approximately 2,000 square feet in an office building in Jericho, New York. Our rent for this space is $4,500, plus utilities, per month. The Company’s lease for this space expires on January 31, 2009. The Company believes this space is adequate for its needs. The Company also leases two executive offices in Jericho, New York for $3,400 per month. The lease for these offices expires July, 2006, and the Company intends on moving out of this space at that time.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to a written consent of a majority of the Company’s shareholders, the Company approved an amendment to its Certificate of Incorporation which (a) reverse split the outstanding shares of the Company’s common stock one-for-four on January 16, 2006; and (b) increased the number of shares of common stock the Company is authorized to issue to 25,000,000 and (c) decreased the par value to $.001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock has been quoted on the OTCBB under the symbol BMRX since March 16, 2006. Prior to that, the Company traded under the symbol BMTX and prior to that the Company’s common stock traded under the symbol MKSH. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the OTCBB. These quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions:

2004
High	Low
COMMON STOCK
First quarter	$12.00	$3.36
Second quarter	$9.60	$1.49
Third quarter	$2.64	$1.20
Fourth quarter	$1.39	$0.06

2005
High	Low
COMMON STOCK
First quarter	$1.28	$0.60
Second quarter	$15.40	$0.60
Third quarter	$15.80	$2.20
Fourth quarter	$8.00	$2.40

All prices for fiscal 2004 and 2005 are split-adjusted to reflect a reverse 1:12 stock split which occurred on December 20, 2004 and also reflect a reverse 1:4 stock split which occurred March 14, 2006.

On April 4, 2006, the last sale price of our common stock reported by the OTCBB was $2.00 per share.

As of April 4, 2006, the approximate number of common stockholders of record was approximately 784.

As of April 14, 2006 we had 5,985,999 outstanding shares of common stock, $.001 par value.

The Company has never declared or paid any cash dividends on its capital stock and currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

All number of shares and other securities described here reflect a 1:4 reverse stock split effective March 14, 2006

On June 2, 2005 we filed a merger certificate completing the acquisition of bioMetrx Technologies, Inc., a previously unaffiliated Delaware corporation. In connection with the merger, we issued an aggregate of 3,554,606 restricted shares of our common stock and 45,507 warrants to the holders of corresponding instruments in bioMetrx Technologies, Inc. The Shares were issued in reliance upon Section 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Act”).

On July 5, 2005, the Company consummated the private sale of its Securities to Russell Kuhn. The securities sold were 233,334 shares of the Company’s common stock and warrants to purchase an additional 46,667 shares of the Company’s common stock. The aggregate purchase price for the securities was $700,000 or $3.00 per share without allocating any part of the purchase price for the warrants. At the closing the Registrant delivered 233,334 shares and 46,667 warrants to Kuhn.

The warrants entitle Kuhn to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five years from the date of issuance. Twenty percent the warrants are exercisable per year on a cumulative basis at varying prices as set forth below:

Date(s) of Exercise	Amount	Exercise Price

7/5/05 - Expiration Date	9,333	$2.40
7/5/06 - Expiration Date	9,333	$2.80
7/5/07 - Expiration Date	9,333	$3.20
7/5/08 - Expiration Date	9,334	$3.60
7/5/09 - Expiration Date	9,334	$4.00
TOTAL:	46,667

Pursuant to the Subscription Agreement, the Company agreed to file with the Securities and Exchange Commission (“SEC”) a Registration Statement covering the Shares. Such Registration Statement has not been filed by the Company and the Company has delivered to Kuhn an additional 75,000 shares and the Company has recorded an additional 50,000 shares penalty which have yet to be issued of Company’s Common Stock.

The Company will utilize the proceeds from this offering for general working capital.

In April 2005 the Company entered into a consulting agreement with Steven Horowitz and Arnold Kling, for general financial consulting services in connection with potential merger and fund raising activities. In connection with this agreement, the Company issued 125,000 shares of common stock valued at $4.00 per share.

On July 5, 2005 the Company issued to Mr. Steven Kang, the Company’s Chief Technology Officer and Secretary, 125,000 shares of its common stock as compensation. In addition, the Company agreed to issue Mr. Kang an additional 62,500 shares on the second anniversary of his employment agreement (January 1, 2006).

On July 5, 2005, the Company issued an aggregate of 375,000 stock options to Mark Basile (187,500), the Company’s President and CEO, and Steven Kang (187,500), the Company’s Chief Technology Officer and Secretary. Each option is exercisable for a term of five years at $2.00 per share.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Act, pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

On October 28, 2005 the Company consummated the private sale of its securities to Kuhn. The securities sold were 562,500 shares of the Registrant’s common stock and warrants to purchase an additional 562,500 shares at an aggregate purchase price of $450,000 or $.80 per share without allocating any part of the purchase price for the warrants.

The warrant entitled the holder to purchase shares of the Company’s common stock reserved for issuance thereunder for a period commencing on the date of issuance and expiring on December 15, 2005 at an exercise price of $.80 per share.

Pursuant to the Subscription Agreement between the Company and Kuhn, the Company represented that it intends to file a Registration Statement with the Securities and Exchange Commission within 45 days from the closing date and granted Kuhn “piggy-back” registration rights for the Shares with respect to such Registration Statement.

The Company will utilize the proceeds from this offering for general working capital.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Act, pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

On November 7, 2005, the Company issued 62,500 shares of its common stock to Ms. Wendy Borow-Johnson pursuant to a consulting agreement. In addition, upon the one (1) year anniversary of the consulting agreement, bioMetrx will issue Ms. Borow-Johnson an additional 62,500 shares of its common stock. These shares were issued in reliance upon exemptions form registration requirements pursuant to Section 4(2) of the Act.

On November 23, 2005, in connection with the funding transactions in July and October 2005 between the Company and Russell Kuhn, the Company issued as a finder’s fee an aggregate of 164,925 shares to the Harbor View Group, Inc. (“Harbor View”).

On November 30, 2005, the Company issued 6,250 restricted shares of its common stock to Mr. Clifford Zsevc in connection with the exercise of a stock option in such amount. The exercise price of the option was $.40 per share.

On November 30, 2005, the Company issued 6,250 restricted shares of its common stock to Ms. Lorraine Yarde in connection with the exercise of a stock option in such amount. The exercise price of the option was $.40 per share.

On November 30, 2005, the Company issued 6,250 restricted shares of its common stock to Mr. Frank Giannuzzi in connection with the exercise of a stock option in such amount. The exercise price of the option was $.40 per share.

On December 22, 2005, the Company issued 17,500 restricted shares of its common stock to Mr. Jerome Schwartz for services rendered on behalf of the Company.

On January 4, 2006, the Company issued 12,500 restricted shares of its common stock to Ms. Lorraine Yarde in connection with the exercise of a stock option in such amount. The exercise price of the option was $.40 per share.

In December 2005, the Company issued 100,000 to US Security & Protection Systems, Inc. (“US Security”) in connection with the termination of an exclusive distribution and sales agreement between the Company and US. Security.

From December 2005 to February 2006, the Company sold an aggregate of 746,250 shares to Kuhn for an aggregate purchase price of $597,000 or $.80 per share. As part of this transaction, Kuhn exercised 562,500 warrants, which were issued to him on October 28, 2005 in connection with a previously reported financing. In addition to the exercise of the warrants, Kuhn provided the Company with an additional $147,000 and the Company agreed to issue him the shares at the same purchase price ($.80 per share) as the warrants.

In connection with this transaction, the Company paid a finder’s fee to Harbor View of $70,950 and issued to Harbor View 102,300 shares of its common stock.

The Company will utilize the proceeds from this transaction for general working capital.

On February 27, 2006, the Company issued 25,000 restricted shares of its common stock to Empire Relations Group, Inc. pursuant to a consulting agreement between the Company and Empire Relations Group.

On March 21, 2006, Mr. Basile exercised 250,000 stock options at $1.00 per share pursuant to his amended employment agreement dated February 6, 2006. Mr. Basile exercised the options via “cash-less exercise” and was issued 179,578 shares of common stock.

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Hane Petri and Joseph Panico. The principal and interest of 12% per annum is due on June 21, 2006. The note carries a default rate of 18% per annum. In addition, the Company will issue an aggregate of 25,000 restricted common stock to Petri and Panico as debt issuance costs.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

On May 27, 2005, we completed the merger (“Merger”) of MarketShare Merger Sub, Inc. a wholly owned subsidiary of the Company (“Merger Sub”) with bioMetrx Technologies, Inc. a Delaware corporation (“bioMetrx Technologies”) pursuant to the Agreement and Plan of Merger dated April 27, 2005, by and among the Company, Merger Sub and bioMetrx Technologies (“Merger Agreement”).

On June 1, 2005 (the “Effective Date”), Merger Sub filed a Merger Certificate completing the acquisition of bioMetrx Technologies. The consideration for the Merger was 3,554,606 restricted shares of our common stock and the issuance of 45,507 Common Stock Purchase Warrants to the holders of corresponding instruments of bioMetrx Technologies. The Merger was completed according to the terms of the Merger Agreement. Simultaneously with the Merger, certain stockholders of the Company surrendered 552,130 shares of the Company’s common stock which was cancelled and returned to the status of authorized and unissued. In addition, 75,000 shares of the Company’s common stock were deposited by these stockholders into escrow to cover contingent liabilities, if any. As a result of the Merger, bioMetrx Technologies was merged into the Merger Sub and became our wholly owned subsidiary.

Since the Company had no meaningful operations immediately prior to the Merger, the Merger will be treated as a reorganization of bioMetrx Technologies via a reverse merger with the Company for accounting purposes.

The 3,554,606 shares and the shares issuable upon the exercise of 45,507 warrants issued as part of Merger to the former bioMetrx Technologies stockholders represent approximately 90% of the total outstanding post-merger stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2005: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience, measured by a weighted average of closing share prices prior to each measurement date. Expected lives are estimated based on management’s judgment of the time period by which these instruments will be exercised.

Plan of Operations

bioMETRX is a developer of proprietary biometrics-based products for the home security and electronics market, located on Long Island, New York.

Founded in 2001, bioMETRX is focused on developing a line of home security and electronics products branded under the name smartTOUCHtm which includes biomedical enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers. Our products utilize fingerprint recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

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

Management’s plan of operations for the next twelve months is to raise additional capital, complete development of its product line and commence marketing the Company’s products and services. The Company expects it will require $6,000,000 over the next 12 months to accomplish these goals and expects to be financed by the private sale of its securities. There are no firm commitments on anyone’s part to invest in the Company and if it is unable to obtain financing through the sale of its securities or other financing, the Company’s products and services may never be commercially sold.

From inception (February 1, 2001) through December 31, 2005, bioMETRX has not generated any revenues. During the period from inception (February 1, 2001) through December 31, 2005, bioMETRX had net losses totaling $12,531,088. During the year ended December 31, 2005, net losses totaled $10,953,719. From inception through December 31, 2005, bioMETRX’ general and administrative expenses totaled $2,157,338 or 17.2% of total expenses, while for the year ended December 31, 2005 general and administrative expenses totaled $1,156,395 or 10.6% of total expenses. From inception through December 31, 2005, bioMETRX incurred stock-based compensation of $9,047,501 or 72.2% of expenses, of which $8,735,001 or 79.7% of total expenses was incurred during the year ended December 31, 2005. Research and development costs were $519,166 or 4.1% of total expenses incurred in the period from inception through December 31, 2005, while research and development costs during the year ended December 31, 2005 totaled $361,490 or 3.3% of total expenses.

Liquidity and Capital Resources

Since inception, bioMetrx Technologies has financed its activities from the private sales of its securities. In November 2001 bioMetrx Technologies issued 275,000 shares of its common stock, valued at $275,000 ($1.00 per share), for services rendered. In December 2002, bioMETRX sold 20,000 shares of its common stock for $5,000 ($2.50 per share).

In 2003, bioMETRX sold 231,250 shares of its common stock for gross proceeds of $231,250 or $1.00 per share. During 2003, bioMETRX issued 75,000 shares of its common stock, valued at $150,000 ($2.00 per share), for services rendered to it pursuant to consulting agreements. During 2003, bioMETRX issued 129,500 shares of its common stock, valued at $518,000 ($4.00 per share), as commission on sales of its stock. Also in 2003 bioMETRX issued 378,000 shares of its common stock, valued at $94,500 ($.25 per share), as commission on sales of its common stock.

In 2004, bioMETRX sold 27,000 shares of its common stock for aggregate gross proceeds of $27,000 ($1.00 per share). During that same year, bioMETRX sold 83,750 shares of its common stock for aggregate gross proceeds of $335,000 ($4.00 per share). Also in 2004, bioMETRX issued 50,000 and 8,750 shares of its common stock valued at $200,000 and $8,750, respectively, as commissions on sales of its common stock.

In July 2005, the Company sold Two Hundred and Thirty Three Thousand Three Hundred and Thirty-Four (233,334) shares of its common stock and Forty Six Thousand Six Hundred and Sixty-Seven (46,667) warrants for an aggregate purchase price of $700,000 or $3.00 per share without allocating any part of the purchase price for the warrants.

On October 28, 2005 the Company sold 562,500 shares and 562,500 warrants for an aggregate purchase price of $450,000 or $.80 per share without allocating any part of the purchase price for the warrants.

The warrants entitle the holder to purchase shares of the Company’s common stock for a period commencing on the date of issuance and expiring on December 15, 2005 at an exercise price of $.80 per share.

As of December 31, 2005 bioMETRX had total assets of $531,291 and total current assets of $514,755. At December 31, 2005 bioMETRX had total liabilities of $793,669 and total current liabilities of $793,667 bioMETRX’ working capital deficit at December 31, 2005 was $278,914 and an equity deficiency of $262,378.

bioMETRX is dependent on raising additional funding necessary to implement its business plan. bioMETRX’ auditors have issued a “going concern” opinion on the financial statement for the year ended December 31, 2005, indicating bioMETRX is in the development stage of operations, has a working capital and net equity deficiency. These factors raise substantial doubt in bioMETRX’ ability to continue as a going concern. If bioMETRX is unable to raise the funds necessary to complete the development of its products and fund its operations, it is unlikely that bioMETRX will remain as a viable going concern.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
bioMetrx, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of bioMetrx, Inc. and Subsidiaries (A Development Stage Company) (“the Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004 and for the period February 1, 2001 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of bioMetrx, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period February 1, 2001 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company whose operations have generated recurring losses and cash flow deficiencies for the years ended December 31, 2005 and 2004. In addition, as of December 31, 2005 the Company has a significant working capital deficit and stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
April 7, 2006

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

Current Assets:
Cash	$184,116
Restricted Cash	66,427
Marketable Securities	461
Loans Receivable- Stockholder/ Officer	201,598
Loans Receivable- Employee	3,000
Prepaid Expenses	59,153

Total Current Assets	514,755

Other Assets:
Security Deposit	16,536

TOTAL ASSETS	$531,291

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$221,883
Accrued Taxes Payable	37,003
Accrued Payroll - Related Parties	310,000
Commissions Payable	224,783

Total Current Liabilities	793,669

TOTAL LIABILITIES	793,669

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized no shares issued and outstanding	-
Common Stock, $.001 par value; 25,000,000 shares authorized 5,947,914 shares issued and outstanding	5,948
Additional Paid-In-Capital	12,679,776
Deferred Compensation	(417,014)
Deficit Accumulated in the Development Stage	(12,531,088)

Total Stockholders' Deficit	(262,378)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$531,291

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005

REVENUES	$-	$-	$-

Costs and Expenses:
General and Administrative Expenses	1,156,395	581,306	2,157,338
Research and Development Expenses	361,490	128,575	519,166
Contract Buyouts Issued In Stock	356,000	0	356,000
Amortization of Deferred Compensation	331,736	58,333	437,986
Compensatory Element of Stock and Option Issuances	8,735,001	0	9,047,501
Total Costs and Expenses	10,940,622	768,214	12,517,991

Loss before Other Income (Expense)	(10,940,622)	(768,214)	(12,517,991)

Other Income (Expense)
Interest Expense	(7,012)	-	(7,012)
Unrealized Loss on Marketable Securities	(6,085)	-	(6,085)
Total Other Income (Expense)	(13,097)	-	(13,097)

NET LOSS	$(10,953,719)	$(768,214)	$(12,531,088)

Weighted Average Common Shares Outstanding	4,026,446	2,973,003

Net Loss per Common Share (Basic and Diluted)	$(2.72)	$(0.26)

The accompanying notes are an integral part of these financial statements.

BIOMETRX TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2005	FOR THE YEAR ENDED DECEMBER 31, 2004	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005 (UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(10,953,719)	$(768,214)	$(12,531,088)
Adjustment to reconcile net loss to net cash used in operating activities:

Compensatory Element of Stock and Warrant Issuances	9,091,001	-	9,403,501
Amortization of Deferred Compensation	331,736	58,333	437,986
Unrealized Loss on Marketable Securities	6,085	-	6,085

Change in Operating Assets and Liabilities:
(Increase) in Security Deposits	(16,536)	-	(16,536)
(Increase) in Prepaid Expenses	(59,150)	-	(59,150)
Increase in Accrued Taxes Payable	10,369	16,206	37,003
Increase (Decrease) in Accrued Expenses	(49,298)	85,374	36,076
Increase in Accrued Payroll - Related Parties	180,000	420,000	960,000
Net Cash Used in Operating Activities	(1,459,512)	(188,301)	(1,726,123)

Cash Flows from Financing Activities:
Restricted Cash	(96,427)	-	(96,427)
Proceeds of Loans		25,000	25,000
Advances to Stockholder/Officer	(79,570)	(142,704)	(381,598)
Repayment of Related Party Loans	(109,736)		(109,736)
Advances to Employee	(3,000)	-	(3,000)
Repayments of Loans	-	(25,000)	(25,000)
Proceeds from Issuances of Common Stock	2,125,000	362,000	2,724,750
Commissions Paid on Sales of Common Stock	(223,750)	-	(223,750)
Net Cash Provided by Investing Activities	1,612,517	219,296	1,910,239

Net Increase in Cash	153,005	30,995	184,116

Cash, Beginning	31,111	116	-

Cash, Ending	$184,116	$31,111	$184,116

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$7,012	$-	$7,012

Income Taxes	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Common Stock Issued as Commissions on
Sale of Common Stock	$725,668	$208,750	$1,168,918

Accrued Commissions on Sales of
Sales of Common Stock	$224,783	$-	$224,783

Reduction of Loans Receivable - Officer Against
Accrued Compensation	$650,000	$-	$650,000

Common Stock Issued as Penalty Shares for
Non-Registration	$629,000	$-	$629,000

Issuance of Common Stock - Deferred Compensation	$742,500	$-	$855,000

The accompanying notes are an integral part of these financial statements.

BIOMETRX TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Deferred Compensation	Total

BALANCE, FEBRUARY 1, 2001	-	$-	$-	$-	$-	$-

Shares issued at December 31, 2001 persuant to initial capitalization	1,500,000	1,500	-	-	-	1,500
Common Stock issued for services valued at $1.00 per share.	275,000	275	274,725	-	-	275,000
Net loss for the period ended December 31, 2002	-	-	-	(275,046)	-	(275,046)

BALANCE, December 31, 2001	1,775,000	1,775	274,725	(275,046)	-	1,454

Common Stock issued at $1.00 per share.	5,000	5	4,995	-	-	5,000
Net loss for the period ended December 31, 2003	-	-	-	(7,573)	-	(7,573)

BALANCE, December 31, 2002	1,780,000	1,780	279,720	(282,619)	-	(1,119)

Common Stock issued at $1.00 per share.	231,250	231	231,019	-	-	231,250
Common Stock issued for services.	75,000	75	149,925	-	(112,500)	37,500
Common Stock issued as commissions on sales of common stock.	129,500	130	129,370	-	-	129,500
			(129,500)			(129,500)
Amortization of deferred compensation.	-	-	-	-	47,917	47,917
Net loss for the period ended December 31, 2003	-	-	-	(526,536)	-	(526,536)

BALANCE, December 31, 2003	2,215,750	2,216	660,534	(809,155)	(64,583)	(210,988)

The accompanying notes are an integral part of these financial statements.

BIOMETRX TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - (continued)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Deferred Compensation	Total
Common Stock issued $1.00 per share.	27,000	$27	$26,974	$-	$-	$27,001
Common Stock issued $4.00 per share.	83,750	84	334,916	-	-	335,000
Common Stock issued as commissions on sales of common stock valued at $1.00 per share	8,750	9	8,741			8,750
			(8,750)			(8,750)
Common Stock issued as commissions on sales of common stock valued at $4.00 per share	50,000	50	199,950	-	-	200,000
			(200,000)			(200,000)
Amortization of deferred compensation.	-	-	-	-	58,333	58,333
Net loss for the period ended December 31, 2004	-	-	-	(768,214)		(768,214)

BALANCE, December 31, 2004	2,385,250	2,386	1,022,365	(1,577,369)	(6,250)	(558,868)

Common Stock issued $.40 per share upon exercise of stock options.	18,750	19	7,481			7,500
Common Stock issued $1.60 per share.	125,000	125	199,875	-	-	200,000
Common Stock issued $2.00 per share.	37,500	37	74,963	-	-	75,000
Common Stock issued $4.00 per share.	26,250	26	104,974	-	-	105,000
Common Stock issued for Services valued at $4.00 per share	25,000	25	99,975			100,000
Common Stock issued for Services valued at $4.00 per share	125,000	125	499,875			500,000
Common Stock issued for Services valued at $4.00 per share	17,500	18	69,982			70,000
Common Stock issued for Services valued at $4.00 per share	28,125	28	112,472			112,500
Common Stock issued for Services valued at $1.00 per share	10,000	10	9,990			10,000
Common Stock issued for Services valued at $3.56 per share	100,000	100	355,900			356,000
Common Stock issued for Services valued at $5.20 per share	62,500	63	324,937			325,000
Issuance of Common Stock purchase options for services - Related Party	-	-	4,725,000			4,725,000
Common Stock issued $.40 per share upon exercise of stock options - Related Party	31,250	31	12,469	-	-	12,500
Common Stock issued $.80 per share - Related Party	562,500	563	449,437	-	-	450,000
Common Stock issued $.80 per share upon exercise of stock warrants - Related Party	281,250	281	224,719			225,000
Common Stock issued $2.00 per share - Related Party	175,000	175	349,825	-	-	350,000
Common Stock issued $3.00 per share - Related Party	233,334	233	699,767	-	-	700,000
Common Stock issued for Services valued at $11.00 per share - Related Party	187,500	187	2,062,313	-		2,062,500
Common Stock issued for Services valued at $4.00 per share - Related Party	181,250	181	724,819			725,000
Common Stock issued as consideration for Accrued Salaries valued at $2.00 per share - Related Party	235,000	235	469,765			470,000

The accompanying notes are an integral part of these financial statements.

BIOMETRX TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - (continued)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Deferred Compensation	Total
Common Stock issued as commissions on sales of common stock valued at $4.40 per share	164,924	165	725,500	-	-	725,665
		-	(725,665)	-	-	(725,665)
Effect of recapitalization due to reverse merger	810,031	810	(319,804)			(318,994)
Penalty shares issued to Related Party in connection with non-registration valued at $4.80 per share	25,000	25	119,975			120,000
			(120,000)			(120,000)
Penalty shares issued to Related Party in connection with non-registration valued at $4.80 per share	25,000	25	119,975			120,000
			(120,000)			(120,000)
Penalty shares issued to Related Party in connection with non-registration valued at $3.20 per share	25,000	25	79,975			80,000
			(80,000)			(80,000)
Penalty shares issued to Related Party in connection with non-registration valued at $7.96 per share	25,000	25	198,975			199,000
			(199,000)			(199,000)
Penalty shares issued to Related Party in connection with non-registration valued at $4.40 per share	25,000	25	109,975			110,000
			(110,000)			(110,000)
Issuance of 25,000 Common Stock purchase options for services - Related Party			180,000		(180,000)	-
Issuance of 18,750 Common Stock purchase options for services - Related Party			157,500		(105,000)	52,500
Issuance of 18,750 Common Stock purchase options for services - Related Party			157,500		(105,000)	52,500
Issuance of 62,500 Common Stock purchase options for services			252,500		(252,500)	-
Issuance of 25,000 Common Stock purchase options for services - Related Party			100,000		(100,000)	-
Amortization of deferred compensation.	-	-	-	-	331,736	331,736
Commissions paid on sales of common stock.	-	-	(223,750)	-	-	(223,750)
Commissions accrued on sale of Common Stock			(224,783)			(224,783)
Net loss for the period ended December 31, 2005	-	-	-	(10,953,719)	-	(10,953,719)

BALANCE, December 31, 2005	5,947,914	$5,948	$12,679,776	$(12,531,088)	$(417,014)	$(262,378)

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Nature of Operations

Description of Business

The Company was incorporated with the name “M2 extreme Sports Centers, Inc” in the State of Delaware on February 1, 2001. On November 8, 2001 the Company’s Certificate of Incorporation was amended to change the Company’s name to “Biostat Technologies S.P.A., Inc”.

On April 1, 2002 the Company’s certificate of Incorporation was amended to:

1.	Change the Company’s name to bioMETRX Technologies, Inc.
2.	Increase the total number of shares that the corporation is authorized to issue to 10,000,000 common shares, each with a par value of $0.01.
3.	Authorize a 4000 to 1 split of the then outstanding common shares.

In December 2004, the Board of Directors authorized an increase of the Company’s common stock from 10,000,000 to 20,000,000 shares, each having a par value of $0.001.

On May 27, 2005, we completed the merger (“Merger”) of Marketshare Merger Sub, Inc., (“Merger Sub”) a wholly owned subsidiary of Marketshare Recovery, Inc. (“Marketshare”) with bioMETRX Technologies, Inc. a Delaware corporation (“bioMETRX Technologies”) pursuant to the Agreement and Plan of Merger dated April 27, 2005, by and among the Company, Merger Sub and bioMETRX Technologies (“Merger Agreement”). bioMETRX Technologies is a development stage company that is engaged in the development of biometrics-based products for the home security and electronics market, including biometrically enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers.

On June 1, 2005 bioMETRX Technologies merged with and into Merger Sub. The merger was treated as a reorganization of bioMETRX Technologies (reverse merger) for accounting purposes pursuant to which bioMETRX Technologies is treated as the continuing entity although Marketshare is the legal acquirer. The aggregate amount of shares of Marketshare common stock issued to the shareholders of bioMETRX Technologies pursuant to the merger represented approximately 90% of Marketshare’s issued and outstanding common stock after the merger and related cancellation of outstanding shares by certain former insiders.

The merger was accounted for as a reverse merger, which is effectively a recapitalization of the target company (bioMETRX Technologies) and the consolidated financial statements presented are those of bioMETRX Technologies.

On September 30, 2005 the Company formed two subsidiary companies, smartTOUCH Medical, Inc and smartTOUCH Security, Inc. The two subsidiaries were incorporated in the State of Delaware. smartTOUCH Security, Inc tests and markets the

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Nature of Operations (Continued)

Company’s biometrically secured garage door openers, thermostats, deadbolts and home alarm keypads. smartTOUCH Medical, Inc designs, tests and markets biometrically secured medical crash carts, rolling medicine carts, portable patient medical information devices and, security and retrieval systems for electronic medical records.

 On October 10, 2005 Marketshare changed its name to bioMETRX, Inc. bioMETRX, Inc. and its subsidiaries are hereinafter referred to as “the Company”.

Nature of Operations

Founded in 2001, the Company is focused on developing simple-to-use, cost-efficient finger print activation products under the trade name SmartTOUCH™. The Company’s engineers and manufactures biometrically enabled security products. These products utilize fingerprint recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

The Company operates its business through three (3) wholly owned subsidiaries, bioMETRX Technologies Inc., which conducts the product engineering and design, smartTOUCH Consumer Products, Inc., the consumer-based marketing and sales group and smartTOUCH Medical, Inc. which will market medical information and products. The Company’s executive offices are located in Jericho, New York.

Note 2 - Basis of Presentation

The Company is a development stage company with no revenues and has incurred net losses of $10,953,719 and $768,214 during the years ended December 31. 2005 and 2004 respectively. In addition, the Company has a working capital deficiency of $278,914 and a stockholders’ deficiency of $262,378 at December 31, 2005 These factors raises substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the Company’s inability to generate cash flow or to raise capital from external sources would force it to substantially curtail or cease operations and would, therefore, have a material adverse effect of its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will have a significant dilutive effect on the Company’s existing stockholders.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation (Continued)

The company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity, or some combination thereof.

There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying consolidated financial statements do not include adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of bioMETRX, Inc and all of its wholly-owned subsidiaries. Such subsidiaries are bioMETRX Technologies, Inc., smartTOUCH Medical Inc. and smartTOUCH Consumer Products, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues will be recognized at the time our products are shipped.

Cash and Cash Equivalents

The company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investments

The Company classifies its marketable securities as trading securities. Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses and are included in other income. Realized gains and losses are determined using the specific identification method based on the trade date of the transaction.

Fair Value of Financial Instruments

The carrying amounts of cash, loans receivable, accounts payable, accrued liabilities and other current liabilities approximates fair value because of the immediate or short term maturity of these financial instruments.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Continued)

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising and marketing expenses for the years December 31, 2005 and 2004 were $30,133 and $8,749 respectively

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $361,490 and $128,575 for the years ended December 31, 2005 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates. Significant estimates relate to ultimate revenue and costs for investments in research and development, design engineering, property and equipment and intangible assets. Actual results differ from those estimates.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock Based Compensation” and SFAS 148 “Accounting for Stock Based Compensation, Transition and Disclosure.” The provisions of SFAS 123 allow companies either to expense the estimated fair value stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees” (APB 25), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its stock option incentive plans. The provisions of SFAS 148 require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed prominently and in tabular format. All outstanding employee options vested prior to December 31, 2005, therefore there would be no impact on compensation cost for the Company’s stock option plans during the years presented utilizing the fair value method set forth in SFAS 123,.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued)

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. For awards that generate compensation expense as defined under the APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the contractual period of the award.

	For the Year Ended December 31,
	2005	2004
Net Loss Applicable to Common Stockholders, as reported	$(10,953,719)	$(768,214)
Add: stock-based employee compensation expense included in reported net loss applicable to common stockholders	5,220,000	-

Less: total stock-based employee compensation expense determined under the fair value-based method of all awards	5,280,938	-

Proforma Net Loss Applicable to Common Stockholders	$(11,014,657)	$(768,214)

Basic and Diluted Net Loss Applicable to Common Stockholders:
As reported	$(2.72)	(.26)
Proforma	$(2.74)	(.26)

The fair value during the year ended December 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing using the following weighted-average assumptions:

Assumptions	2005
Risk-free rate	3.1%
Annual rate of dividends	0
Volatility	62.17%
Average Life	1.86 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. During 2005, the estimated fair value of the options granted to employees was $3.02 per unit.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method using the SFAS No. 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to apply to taxable income to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “Change in Ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss per Share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially diluted securities are anti-dilutive.

Recently Issued Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No 123R (“SFAS 123R”). “Share-Based Payment.” SFAS 123(R) revises SFAS No 123 and eliminates the alternative to use the intrinsic method of accounting under the APB No 25. SFAS 123(R) requires all public companies accounting for share based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair value-based method as set forth in APB No. 25 “Accounting for Stock Issued to Employees”. As such the Company generally recognizes no compensation cost for employee stock options. SFAS No 123 (R) eliminates the alternative to use APB No 25’s intrinsic value method of accounting. Accordingly, the adoption of SFAS No 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. This statement will be effective for the Company with the quarter beginning January 1, 2006.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets," ("SFAS 153"). SFAS 153 amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Non-monetary Transactions," to require exchanges of non-monetary assets be accounted for at fair value, rather than carryover basis. Non-monetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for non-monetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered non-monetary; accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for its fiscal year beginning January 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

Note 4 - Restricted Cash

Restricted cash represents cash held in escrow by corporate counsel to satisfy pre-merger liabilities. Such restricted cash will be released after satisfaction of certain requirements of the Merger Agreement (see Note 1).

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholders’ Deficit

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of $.01 par value preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered to, without shareholder approval, issue these shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

Common Stock

The Company was incorporated with the name “M2 Extreme Sports Centers, Inc.” in the State of Delaware on February 1, 2001. On November 8, 2001 the Company’s certificate of incorporation was amended to change its name to “Biostat Technologies S.P.A., Inc.” and 1,500,000 shares of no par common voting stock was issued to the sole shareholder for $.001 per share.

On April 1, 2002 the certificate of Incorporation was amended to:

1)	Change the corporation’s name to “Biometrx Technologies, Inc.”
2)	Increase the total number of shares that the corporation is authorized to issue to 10,000,000 common shares, each with a par value of $.001.
3)	Authorize a 4000 to 1 split of then outstanding common shares.

During December 2004, the Board of Directors authorized an increase of bioMETRX’s common stock from 10,000,000 to 20,000,000 shares, each having a par value of $.001.

On May 27, 2005, we completed the merger (“Merger”) of Marketshare Merger Sub, Inc., (“Merger Sub”) a wholly owned subsidiary of Marketshare Recovery, Inc. (“Marketshare”) with bioMETRX Technologies, Inc. a Delaware corporation (“bioMETRX Technologies”) pursuant to the Agreement and Plan of Merger dated April 27, 2005, by and among the Company, Merger Sub and bioMETRX Technologies (“Merger Agreement”). bioMETRX Technologies is a development stage company that is engaged in the development of biometrics-based products for the home security and electronics market, including biometrically enabled residential door locks, central station alarm keypads, thermostats and garage/gate openers.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On June 1, 2005 bioMETRX Technologies merged with and into Merger Sub. The merger was treated as a reorganization of bioMETRX Technologies (reverse merger) for accounting purposes pursuant to which bioMETRX Technologies is treated as the continuing entity although Marketshare is the legal acquirer. The consideration for the Merger was 3,554,606 restricted shares of MarketShare’s common stock and the issuance of 45,507 Common Stock Purchase Warrants to the holders of corresponding instruments of bioMetrx Technologies. Simultaneously with the Merger, certain stockholders of MarketShare surrendered 552,130 shares of MarketShare’s common stock which was cancelled and returned to the status of authorized and unissued. In addition, 75,000 shares of the MarketShare’s common stock were deposited by these stockholders into escrow to cover contingent liabilities, if any. The aggregate amount of shares of Marketshare common stock issued to the shareholders of bioMETRX Technologies pursuant to the merger represented approximately 90% of Marketshare’s issued and outstanding common stock after the merger and related cancellation of outstanding shares by certain former insiders.

The merger was accounted for as a reverse merger, which is effectively a recapitalization of the target company (bioMETRX Technologies) and the consolidated financial statements presented are those of bioMETRX Technologies.

On March 14, 2006, the Company filed an amendment to its Certificate of Incorporation to effect a reverse split of all of the outstanding shares of its Common Stock at a ratio of one-for-four and increase the number of authorized shares of its Common Stock to 25,000,000 shares and decrease the par value of the Company’s common stock to $.001 per share. The Company’s amended certificate of incorporation also authorized the issuance of up to 10,000,000 shares of $.01 par value preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors.

All share and per share data have been retrospectively restated to reflect these recapitalizations.

At various stages in the Company’s development, shares of the Company’s common stock and common stock purchase warrants have been issued at fair market value in exchange for services or property received with a corresponding charge to operations, property and equipment or additional paid-in capital depending on the nature of the services provided or property received.

During November 2001 the Company issued 275,000 shares of common stock valued at $275,000 ($1.00 per share) for services rendered.

During December 2002 the Company sold 5,000 shares of common stock for $5,000 ($1.00 per share).

During 2003 the Company sold 231,250 shares of common stock for $231,250 ($1.00 per share).

During 2003 the Company issued 75,000 shares of common stock valued at $150,000 ($2.00 per share) for services pursuant to consulting agreements.

During 2003 the Company issued 129,500 shares of common stock valued at $129,500($1.00 per share) as commissions on sales of common stock.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

During 2004 the Company sold 27,000 shares of common stock for $27,000 ($1.00per share).

During 2004 the Company sold 83,750 shares of common stock for $335,000 ($4.00 per share).

During 2004 the Company issued 8,750 shares of common stock valued at $8,750 ($1.00 per share) as commissions on sales of common stock.

In April 2005 the Company entered into a consulting agreement with Steven Horowitz and Arnold Kling, for general financial consulting services in connection with potential merger and fund raising activities. In connection with this agreement the Company issued 125,000 shares of common stock valued at $4.00 per share. The Company recognized charges amounting to $500,000 in the year ended December 31, 2005.

In 2005 the Company issued 175,000 shares of common stock valued at $2.00 cents per share to Mark Basile/CEO for accrued payroll owed him. The Company issued 60,000 shares of common stock valued at $2.00 cents per share to Steven Kang for accrued payroll owed him.

During 2005, the Company issued 18,750 shares of common stock for $7,500, ($.40 per share) upon exercise of stock options.

During 2005, the Company sold 125,000 shares of common stock for $200,000, ($1.60 per share).

During 2005, the Company sold 37,500 shares of common stock for $75,000, ($2.00 per share).

During 2005, the Company sold 26,250 shares of common stock for $105,000, ($4.00 per share).

During 2005, the Company issued 31,250 shares of common stock for $12,500, ($.40 per share) to a related party upon exercise of stock options.

In December 2005, the Company issued 281,250 shares of common stock for $225,000, ($.80 per share) to a related party upon exercise of stock warrants.

During 2005, the Company sold 410,000 shares of common stock for $820,000, ($2.00 per share) to a related party.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

In July 2005, the Company sold 233,334 shares of common stock and 46,667 common stock purchase warrants, exercise price $.75 per share, for $700,000 ($3.00 per share) to Russell Kuhn, a related party. Pursuant to the Subscription Agreement, the Company agreed to file with the Securities and Exchange Commission (“SEC”) a Registration Statement covering the Shares. Such Registration Statement has not been filed by the Company and accordingly the Company has recorded 125,000 penalty shares. These penalty shares will continue to be issued at the rate of 25,000 shares per month until a Registration Statement has been filed with the SEC.

During 2005, the Company issued 164,924 shares of common stock valued at $725,665 ($4.40 per share) as commissions on sales of common stock pursuant to a finder’s fee agreement (see Note 7).

In September 2005, the Company entered into two one year consulting contracts with Steven Horowitz and Arnold Kling to provide general corporate services, and in connection therewith the Company issued 62,500 common stock purchase warrants valued at $252,500 using the Black-Scholes pricing model. The warrants have an exercise price of $2 and a term of 7 years. Amortization of deferred compensation amounted to $84,168 for the year ended December 31, 2005.

In October 2005, in conjunction with the issuance of 562,500 shares of common stock valued at $450,000 ($.80 per share) to Russell Kuhn, a related party, the Company also issued to Mr. Kuhn, 60-day common stock purchase warrants to purchase an additional 562,500 shares at $.80 per share. As of December 31, 2005, Mr. Kuhn exercised 281,250 options for gross proceeds of $225,000 to the Company. In addition, the Board of Directors voted to extend the remaining options for another 30 days.

During 2005, the Company issued 125,000 shares of common stock valued at $629,000 to a related party as a penalty for non registration of shares.

On July 5, 2005 the Company’s Board of Directors resolved to the following common stock and stock option issuances:

•	187,500 shares of common stock to an officer valued at $2,062,500.
•	187,500 common stock purchase options, exercise price $2.00 per share, to an officer valued at $2,362,500.
•	187,500 common stock purchase options, exercise price $2.00 per share, to the Company’s CEO valued at $2,362,500.

In 2005 the Company issued 70,625 shares of common stock valued at $282,500 ($4 per share) for services.

In 2005 the Company issued 10,000 shares of common stock valued at $10,000 ($1 per share) for services.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

In December 2005 the Company issued 100,000 shares of common stock valued at $356,000 ($3.56 per share) for contract buyout.

In November 2005 the Company issued 62,500 shares of common stock valued at $325,000 ($5.20 per share) for services.

During 2005 the Company sold 175,000 shares of common stock valued at $350,000 ($2 per share) to a related party to a consultant.

During 2005 the Company issued 181,250 shares of common stock valued at $725,000 ($4 per share) for services to a related party.

2005 Equity Incentive Plan

Effective December 20, 2005, the Board of Directors approved the formation of the 2005 Equity Incentive Plan (“the Plan”) to benefit the Company’s key employees (including its directors, officers and employees) as well as consultants of the Company and its affiliates.

The aggregate number of shares that may be issued under the Plan is 1,250,000. The Plan permits the Company to make awards of stock options, stock appreciations rights, warrants, stock awards and other equity awards. Awards under the Plan for the year ended December 31, 2005 amounted to 209,375 shares of common stock.

Stock Options

The Company has issued stock options to employees and consultants which are fully vested.

Stock option share activity and weighted average exercise price for the years ended December 31, 2005 and 2004 were as follows:

	2005		2004
2005 Equity Incentive Plan	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	-	$-	-	$-
Options Granted	375,000	2	-	-
Options Cancelled	-	-	-	-
Options Exercised	-	-	-	-
Balance - December 31,	375,000	$2	-	$-

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholders’ Deficit (Continued)

Stock Options (Continued)

Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 2.00	375,000	$ 2.00	4.50	375,000	$ 2.00

	2005		2004
Other Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	-	$-	-	$-
Options Granted	75,000.40		-	-
Options Cancelled	-	-	-	-
Options Exercised	(50,000)	-	-	-
Balance - December 31,	25,000	$.40	-	$-

Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 0.40	25,000	$ 0.40	-	-	$ -

Warrants

At December 31, 2005 the Company had warrants outstanding as follows:

Exercise Price	Shares	Expiration Date
$ .80	281,250	January 27, 2006
$ 2.00	62,500	September 7, 2012
$ 2.40	26,349	July 5, 2010
$ 2.80	26,349	July 5, 2010
$ 3.20	26,349	July 5, 2010
$ 3.60	26,348	July 5, 2010
$ 4.00	26,349	July 5, 2010
	475,494

At December 31, 2005, the weighted average exercisable price of the outstanding warrants was $3.97 and the weighted average remaining contractual life of the warrants was 5.32 years.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6- Related Party Transactions

Loans Receivable - Stockholder/Officer

These advances are non-interest bearing, unsecured, and payable on demand. These advances were made to the Company’s CEO and majority stockholder prior the reverse merger by bioMetrx Technologies. At December 31, 2005 the advances amounted to $201,598.

Note 7 - Commitments and Contingencies

Employment Contracts

We have full-time employment agreements with three of our four executive officers, Mark Basile Steven Kang and Lorraine Yarde. Frank Giannuzzi has a part-time employment agreement.

Mr. Basile’s employment agreement, originally entered into in February 2002, and amended on February 6, 2006 has an initial term of five years from the date of the Amendment and a base salary of:

$360,000 for Calendar Year 2006
$500,000 for Calendar Year 2007
$560,000 for Calendar Year 2008
$620,000 for Calendar Year 2009
$700,000 for Calendar Year 2010

In addition to the base salary for 2006, Mr. Basile received a $80,000 bonus upon exectiion of his amended contract. The $80,000 will have to be returned to the Company on a pro rata basis should Mr. Basile terminate his employment with the Company prior to the first anniversary of his amended employment agreement. Mr. Basile also receives a $1,500 per month car allowance and a five million dollar ($5,000,000) term life insurance policy naming Mr. Basile’s family as the beneficiary thereof.

Upon signing the Amendment, Mr. Basile also received options to purchase up to 1,250,000 shares of the Company’s common stock at the following prices:

Number of Shares	Exercise Price

*250,000	$1.00
250,000	$2.00
250,000	$3.00
250,000	$4.00
250,000	$5.00

*Shares are included under the Company’s 2005 Equity Incentive Plan

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies (Continued)

Employment Contracts (Continued)

After the initial term, Mr. Basile’s agreement automatically renews for additional one-year periods. Under the terms of this agreement, any accrued compensation may be converted into shares of the Company’s common stock at $2.00 per share. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

In January 2004, the Company entered into a four-year employment agreement with Steven Kang. The annual base salary is $120,000 per year. Under the terms of this agreement, any accrued compensation may be converted into shares of the Company’s common stock at $2.00 per share. After the initial term, Mr. Kang’s agreement automatically renews for additional one-year periods. Mr. Kang received 62,500 shares of common stock on the second anniversary of his employment contract. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

Ms. Yarde’s employment agreement, originally entered into in August 2005, and amended in January 2006, in the capacity of Chief Operating Officer, has an initial term of three years commencing on the date of the Amendment. Mr. Yarde’s annual base salary is $150,000 per year. Upon signing the Amendment Ms. Yarde was granted 250,000 options to purchase the Company’s common stock at $.40 per share. After the initial term, Ms. Yarde’s agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

On June 1, 2005 the Company entered into employment agreements with a new Chief Financial Officer and the former Chief Operating Officer. Each agreement calls a for base salary of $18,000 for services on a part-time basis. If after the initial term the Company elects to continue the officer on a full time basis, the annual salaries will increase to $80,000 for the Chief Financial Officer and $90,000 for the former Chief Operating Officer. The employment agreements also provide for discretionary bonuses and other employment related benefits. Both agreements also call for the granting of stock options to purchase 25,000 shares at $.40 per share of the Company’s common stock at various times through the term of the agreement. Both agreements have an initial term of one year with an additional one year extension.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies (Continued)

Finder’s Fee Agreement

The Company entered into a Finder’s Fee Agreement with Harbor View Capital Group, Inc. (“Harbor View”) on March 11, 2005 whereby the Company will compensate the Finder 15% cash for funds raised by Finder and shares of the Company’s common stock equal to 15% of the amount of the financing attained by the Finder. Subsequently, this arrangement was amended by the two parties, to allow the Finder’s Fee to be paid at the rates of 10% and 22% of the Company’s common stock.

Consulting Agreements

In November, 2005 bioMetrx and its wholly owned subsidiary SmartTOUCH Medical, Inc. entered into a consulting agreement with Wendy Borow-Johnson. Pursuant to the agreement, bioMetrx issued to Ms. Borow-Johnson Two Hundred and Fifty Thousand (250,000) shares of its common stock. In addition, upon the one (1) year anniversary of the consulting agreement, bioMetrx will issue to Ms. Borow-Johnson an additional Two Hundred and Fifty Thousand (250,000) shares of its common stock. Ms.Borow-Johnson shall be paid a monthly retainer of $2,500 per month in addition to reimbursement of travel and other related expenses incurred. The consulting agreement also provides that in the event the Company spins off SmartTOUCH Medical, Ms. Borow-Johnson shall have the right to acquire a 20% stake in such company for an aggregate purchase price of $10,000. Ms.Borow-Johnson shall provide services to SmartTOUCH Medical, Inc. those functions commonly associated with the role of President of the subsidiary.

In April 2005, the Company entered into two short term research and development agreements aggregating $220,000.

Lease Obligations

The Company operates its business in leased facilities. The Company currently leases approximately 1800 square feet for its corporate office facilities located at 500 North Broadway, Jericho, New York. The lease expires January 31, 2009. The Company also leases two executive offices at 33 South Service Road, Jericho, New York for $3,400 per month. The lease for these offices expires July 31, 2006.

Approximate future minimum commitments under these leases are as follows:

Year Ending December 31,
2006	$64,000
2007	46,000
2008	52,000
2009	4,000
$166,000

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies (Continued)

Lease Obligations (Continued)

Rent expense under the office leases was approximately $29,000 and $0 for the years ended December 31, 2005 and 2004, respectively.

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Note 8 - Income Taxes

At December 31, 2005 the Company had net operating loss carry forwards for Federal tax purposes of approximately $5,000,000 which are available to offset future taxable income, if any, through 2025. Under Federal Tax Law IRC Section 382, certain significant changes including the reverse merger transaction of 2005, may restrict the utilization of these loss carry forwards.

At December 31, 2005, the Company had a deferred tax asset of approximately $2,100,000 representing the benefit of its net operating carry forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation of allowance of approximately $1,500,000.

Note 9 - Subsequent Events

On January 5, 2006 the Company amended its 2005 Equity Incentive Plan by allowing for a “cashless exercise” of stock options. When this provision is utilized, the shareholder will return the cost of the exercise of the option in shares back to the Company.

On February 8, 2006, the Company sold an aggregate of 183,750 shares of common stock to Mr. Russell Kuhn for aggregate proceeds of $147,000 or $.80 per share. In addition, Kuhn exercised 281,250 warrants, at an exercise price of $.80 per share for proceeds of $225,000. In connection with this transaction, the Company paid a finder’s fee to Harbor View of $33,750 and issued to Harbor View 102,300 shares of its common stock.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Subsequent Events (Continued)

The Company entered into a one (1) year consulting agreement with Kuhn, and issued him 250,000 shares of common stock under the Company’s 2005 Equity Incentive Plan. Pursuant to the agreement, Mr. Kuhn is to provide the Company with consulting services in connection with corporate finance relations and, introduce the Company to various lending sources, investment advisors, or other members of the financial community with whom he has established relationships

On March 14, 2006, the Company filed an amendment to its Certificate of Incorporation to effect a reverse split of all of the outstanding shares of its Common Stock at a ratio of one-for-four and increase the number of authorized shares of its Common Stock to 25,000,000 shares and decrease the par value of the Company’s common stock to $.001 per share. The Company’s amended certificate of incorporation also authorized the issuance of up to 10,000,000 shares of $.01 par value preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. All share and per share data have been retrospectively restated to reflect this recapitalization.

  On March 21, 2006, Mr. Basile exercised 250,000 stock options at $1.00 per share pursuant to his amended employment agreement dated February 6, 2006. Mr. Basile exercised the options via “cash-less exercise” and was issued 179,578 shares of common stock.

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Hane Petri and Jospeh Panico. The principal and interest of 12% per annum is due on June 21, 2006. The note carries a default rate of 18% per annum. In addition, the Company will issue an aggregate of 25,000 restricted common stock to Petri and Panico as debt issuance costs.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 18, 2005, based upon the recommendation of and approval by our board of directors, the “Company dismissed Marcum & Kliegman LLP (“M&K”) as its independent auditor and engaged Wolinetz Lafazan & Co., P.C. to serve as its independent auditor for the fiscal year ending December 31, 2005.

M&K’s reports on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. However, M&K’s reports each contained an explanatory paragraph about the Company’s ability to continue as a going concern.

During the years ended December 31, 2004 and 2003 and through April 18, 2005, there were no disagreements with M&K on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to M&K’s satisfaction, would have caused them to make references to the subject matter in connection with their reports of the Company’s consolidated financial statements for such years.

In addition, the Company believes there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

The Company provided M&K with a copy of the foregoing statements and requested that M&K provide it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements. A copy of M&K’s letter, dated April 25, 2005, was filed as Exhibit 16.1 to Current Report on Form 8-K filed with the SEC on April 25, 2005.

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 12a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our management including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officer, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The members of the Board of Directors serve until the next annual meeting of shareholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company:

Name	Age	Position	Held Position Since

Mark Basile	47	Chief Executive Officer and Chairman	2002

Steven Kang	41	Chief Technical Officer and Director	2004

Frank Giannuzzi	26	Chief Financial Officer and Director	2005

Lorraine Yarde	36	Chief Operating Officer and President of smartTOUCH Consumer Products, Inc.	2005

Wendy Borow-Johnson	50	President of smartTOUCH Medical, Inc.	2005

Mark R. Basile is the Company's founder, Chairman of The Board and CEO. Since founding the Company in 2001, Mr. Basile has been responsible for its overall strategic direction, capital transactions, business development, executive hires, and the management of its overall operations. Mr. Basile has assembled a highly qualified team, completed the introduction of the first products, and developed strong relationships with prospective industry partners. In 1999, Mr. Basile founded and became CEO of Sickbay Health Media, Inc., a publicly owned company. During his tenure at Sickbay, Mr. Basile led several diverse initiatives and operations including the repositioning of the company to reflect the internet marketplace in which it competed directly with WebMD, the acquisition of publisher Healthline Publications and expanded the company’s health information content and distribution. Mr. Basile left Sickbay in April 2001. Mr. Basile is also one of the co-founding members of the eHI - e-Health Initiative, the single largest not-for-profit trade organization that promotes awareness and develops platforms for electronic health through interactivity of its membership. Mr. Basile began his career as a private practice attorney in 1988. Mr. Basile received a BS in Economics and BA in Political Science from Hofstra University in 1985, and a Juris Doctorate from Touro Law School in 1988.

Steven Kang is bioMETRX Chief Technical Officer and President of bioMETRX Technologies, Inc., and a director of bioMETRX, Inc. Mr. Kang has been employed in the computer field for over 16 years. He has been involved with bioMETRX from the inception of bioMETRX Technologies, initially as a part-time consultant in the development of the Company’s products. He has been CTO since the Company’s inception and President of Technologies since October of 2005. Prior to 2001, Mr. Kang served as a consultant specializing in architecting and developing mission-critical systems for companies including AOL Time Warner, St. Vincent’s Hospital, Simon & Schuster, Toys R Us, and Columbia Artists Management, Inc. Prior thereto, Mr. Kang was the Director of Software Development at Brave New Consultants, a small computer consulting firm in New York, New York, where Mr. Kang helped to develop the first modern system for the New York Stock Exchange to monitor the financials activities of its member firms. He also helped develop a large claims processing system which the international accounting firm of Peat Marwick used to settle claims for highly publicized class actions litigations. Mr. Kang is an advisor to venture capital firms on new and emerging technologies and conducted “technical” audits of startup companies for due diligence purposes. Mr. Kang is an Oracle partner and a certified Database expert who regularly teaches, trains, and hires skilled professionals for his clients. Mr. Kang holds a Bachelors of Science and Masters Degree in Computer Science from New York University where he studied database design, artificial intelligence, and robotics.

Frank Giannuzzi currently serves on a part-time basis as the Company’s Chief Financial Officer and a member of the Board of Directors. Mr. Giannuzzi oversees the Company’s finances and its accounting in compliance with Sarbanes Oxley Rules and Regulations. Frank Giannuzzi has seven years of experience directing the financial structure, financial and accounting operations for other entities. He is the co-founder and co-owner of GTC Capital Corp., and National Land Services, LLC, and continues to serve as Chief Financial Officer for these organizations, where he is actively involved in operations including managing the accounting and financial aspects of the businesses in compliance with the New York State Banking Department regulations. Mr. Giannuzzi began his financial career with tenure as Director of Finance of an international import/export company GIA Brothers. His responsibilities there included monitoring currency trades, cash-flows, inventories, account receivables and payables, budgets and projections.

Mr. Giannuzzi holds a Bachelor of Science Degree in Finance from Villanova University, and has also studied international finance at The John Cabot International School of Business in Rome. It is intended that Mr. Giannuzzi will join the Company full-time during the second quarter of 2006.

Lorraine Yarde is Chief Operating Officer for bioMETRX Inc., and President of smartTOUCH Consumer Products, Inc. Ms. Yarde is currently responsible for the day to day operations of bioMETRX and the sales direction, focus and the complete concept to market life cycle for new product development for smartTOUCH Consumer Products. Ms. Yarde has over 15 years experience in Sales/Sales Management, Marketing and Business Development, predominantly in the fields of software, engineering and computer consulting, holding various senior management positions with complete operational accountability for a number of computer consulting organizations. At those entities, Ms. Yarde had been responsible for providing direction, driving revenue, and securing and maintaining successful business relationships with prestigious companies, such as Estee Lauder, Pfizer, Schering Plough and Henry Schein. As an entrepreneur, Ms. Yarde owned and operated a successful family run Commercial Flooring organization, which at its peak, employed over 20 installers and performed work for major construction firms such as Turner Construction. Notable installation accounts included Home Depot, Circuit City and Toys r Us.

Wendy Borow-Johnson is President of smartTOUCH Medical, Inc. Wendy Borow-Johnson currently is the Senior Vice President of Networks Group Turner Media Group, Inc. Healthy Living Channel. She was previously chairperson and principal owner of the consulting firm CMSA Inc., in Chicago, specializing in transactional media. Previously, she was the President and CEO of Recovery Television Network, the only media outlet dedicated to “Recovery” reaching over 16 million cable households. Ms. Borow-Johnson is the founding Chairman of the Board of eHI - e-Health Initiative. She was the e-healthcare expert and co-host of Alexander Haig’s World Business Review: Special Reports on Health. She has consulted with and for over 15 major on-line and media companies including ATT, Insight Digital Cable and AOL, and many investments banking groups, on media and emerging technology. She has been a frequent speaker, talk show guest and expert on integrated advertising, transaction based media, healthcare policy and communications. Her background included extensive advertising agency, media and public service experience. She was the first woman Vice President of the American Medial Association. Ms. Borow-Johnson is a Phi Beta Kappa Magna Cum Lude graduate of Goucher College and was named alumni of the decade for the 1970’s. She has a Masters Degree in Counseling from Goddard College and a certificate in psychotherapy from Harvard’s Judge Baker Guidance Center. Ms. Borow-Johnson has agreed to “head-up” smartTOUCH Medical.

The Company has not established an Audit Committee of the Board of Directors, or any other committee of the Board.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2005, all Reporting Persons timely complied with all filing requirements applicable to them.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers and Directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives.

Item 10. Executive Compensation

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2003, 2004 and 2005. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Annual Compensation	Long Term Compensation
Name and Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Options/SARS (#)

Mark Basile	2005	$ 360,000	-	187,500
President, CEO and Chairman	2004	$ 360,000	-	-
	2003	$ 360,000	-	-

Steven Kang	2005	$ 120,000	$12,000	187,500
Chief Technology Officer;	2004	$ 120,000	-	-
Director	2003	-	-	-

Lorraine Yarde	2005	$ 33,334	-	25,000
Chief Operating Officer	2004	-	-	-
	2003	-	-	-

Employment Contracts

We have full-time employment agreements with three of our four executive officers, Mark Basile Steven Kang and Lorraine Yarde. Frank Giannuzzi has a part-time employment agreement.

Mr. Basile’s employment agreement, originally entered into in December 2002, and amended on February 6, 2006 has an initial term of five years from the date of the Amendment and a base salary of:

$360,000 for Calendar Year 2006
$500,000 for Calendar Year 2007
$560,000 for Calendar Year 2008
$620,000 for Calendar Year 2009
$700,000 for Calendar Year 2010

In addition to the base salary of 2006, Mr. Basile also received an $80,000 bonus upon execution of his amended contract. The $80,000 will have to be returned to the Company on a pro rata basis should Mr. Basile terminate his employment with the Company prior to the first anniversary of his amended employment agreement. Mr. Basile also receives a $1,500 per month car allowance and a five million dollar ($5,000,000) term life insurance policy naming Mr. Basile’s family as the beneficiary thereof.

Upon signing the Amendment, Mr. Basile also received options to purchase up to 1,250,000 shares of the Company’s common stock at the following prices:

Number of Shares	Exercise Price

*250,000	$1.25
250,000	$2.00
250,000	$3.00
250,000	$4.00
250,000	$5.00

(*These options are included in the Company’s 2005 Equity Incentive Plan)

After the initial term, Mr. Basile’s agreement automatically renews for additional one-year periods. Under the terms of this agreement, any accrued compensation may be converted into shares of the Company’s common stock at $2.00 per share. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

In January 2004, the Company entered into a four-year employment agreement with Steven Kang. The annual base salary is $120,000 per year. Under the terms of this agreement, any accrued compensation may be converted into shares of the Company’s common stock at $2.00 per share. After the initial term, Mr. Kang’s agreement automatically renews for additional one-year periods. Mr. Kang received 62,500 shares of common stock on the second anniversary of his employment contract. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

Ms. Yarde’s employment agreement, originally entered into in August 2005, and amended in January 2006, has an initial term of three years commencing on the date of the Amendment. Mr. Yarde’s annual base salary is $150,000 per year. Upon signing the Amendment Ms. Yarde was granted 250,000 options to purchase our common stock at $.40 per share. After the initial term, Ms. Yarde’s agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

Stock Options

OPTIONS/SAR GRANTS TABLE

Option/SAR Grants in the Last Fiscal Year
Individual Grants

Name and Principal Position	Fiscal Year	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Mark Basile	2005	187,500	41.7%	$2.00	7/1/10
President, CEO and Chairman of the Board	2004	-0-	0.0%	-0-	--

Steven Kang	2005	187,500	41.7%	$2.00	7/1/10
Chief Technology Officer and Director	2004	-0-	0.0%	-0-	--

Lorraine Yarde	2005	25,000.06%		$.40	1-26-09
Chief Operating Officer	2004	-0-	0.0%	-0-	--

OPTIONS/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Value

Name and Principal Position	Fiscal Year	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable	Value of Unexercised In-the-money Options/SARs at FY-End ($) Exercisable / Unexercisable

Mark Basile	2005	-0-	-0-	(E)187,500	(E) 697,500
President, CEO and Chairman of the Board	2004	-0-	-0-	(E)-0- / (U)-0-	(E)$0 /(U)$0

Steven Kang	2005	-0-	-0-	(E)187,500	(E) 697,500
Chief Technology Officer and Director	2004	-0-	-0-	(E)-0- / (U)-0-	(E)$0 /(U)$0

Lorraine Yarde	2005	12,500	$62,500	(U)12,500	(U)$46,500
Chief Operating Officer	2004	-0-	-0-	(E)-0- / (U)-0-	(E)$0 /(U)$0

2005 Incentive Stock Option Plan

The Company, in 2005, adopted a 2005 Equity Incentive Plan (the “Plan”). The Plan designates and authorizes the Board of Directors to grant or award to eligible participants of the Company and its subsidiaries and affiliates, until December 2015, stock options, stock appreciation rights, restricted stock performance stock awards and Bonus Stock awards for up to 1,250,000 shares of common stock of the Company. The Company issued 646,875 options and/or bonus shares under the plan.

The following is a general description of certain features of the Plan:

1. Eligibility. Officers, directors and other key employees and consultants of the Company, its subsidiaries and its affiliates who are responsible for the management, growth and profitability of the business of the Company, its subsidiaries and its affiliates are eligible to be granted stock options, stock appreciation rights, and restricted or deferred stock awards under the Plan. Directors are eligible to receive Stock Options.

2. Administration. The Incentive Plan is administered by the Stock Option Committee of the Company. The Board, in the absence of the establishment of this Committee, acts in the capacity of this Committee. The Stock Option Committee has full power to select, from among the persons eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to any participants and to determine the specific terms of each grant, subject to the provisions of the Incentive Plan.

3. Stock Options. The Plan permits the granting of non-transferable stock options that are intended to qualify as incentive stock options (“ISO’s”) under section 422 of the Internal Revenue Code of 1986 and stock options that do not so qualify (“Non-Qualified Stock Options”). The option exercise price for each share covered by an option shall be determined by the Board of Directors, but shall not be less than 100% of the fair market value of a share on the date of grant. The term of each option will be fixed by the Stock Option Committee, but may not exceed 10 years from the date of the grant in the case of an ISO or 10 years and two days from the date of the grant in the case of a Non-Qualified Stock Option. In the case of 10% stockholders, no ISO shall be exercisable after the expiration of five (5) years from the date the ISO is granted.

4. Stock Appreciation Rights. Non-transferable stock appreciation rights (“SAR’s”) may be granted in conjunction with options, entitling the holder upon exercise to receive an amount in any combination of cash or unrestricted common stock of the Company (as determined by the Stock Option Committee), not greater in value than the increase since the date of grant in the value of the shares covered by such right. Each SAR will terminate upon the termination of the related option.

5. Restricted Stock. Restricted shares of the common stock may be awarded by the Stock Option Committee subject to such conditions and restrictions as they may determine. The Stock Option Committee shall also determine whether a recipient of restricted shares will pay a purchase price per share or will receive such restricted shares without, any payment in cash or property. No Restricted Stock Award may provide for restrictions beyond ten (10) years from the date of grant.

6. Performance Stock. Performance shares of Common Stock may be awarded without any payment for such shares by the Stock Option Committee if specified performance goals established by the Committee are satisfied. The designation of an employee eligible for a specific Performance Stock Award shall be made by the Committee in writing prior to the beginning of the period for which the performance is based. The Committee shall establish the maximum number of shares to stock to be issued to a designated Employee if the performance goal or goals are met. The committee reserves the right to make downward adjustments in the maximum amount of an Award if, in it discretion unforeseen events make such adjustment appropriate. The Committee must certify in writing that a performance goal has been attained prior to issuance of any certificate for a Performance Stock Award to any Employee.

7. Bonus Stock. The committee may award shares of Common Stock to Eligible Persons, without any payment for such shares and without any specified performance goals. The Employees eligible for bonus Stock Awards are senior officers and consultants of the Company and such other employees designated by the Committee.

8. Transfer Restrictions. Grants under the Plan are not transferable except, in the event of death, by will or by the laws of descent and distribution.

9. Termination of Benefits. In certain circumstances such as death, disability, and termination without cause, beneficiaries in the Plan may exercise Options, SAR’s and receive the benefits of restricted stock grants following their termination or their employment or tenure as a Director as the case may be.

10. Change of Control. The Plan provides that (a) in the event of a “Change of Control” (as defined in the Plan), unless otherwise determined by the Stock Option Committee prior to such Change of Control, or (b) to the extent expressly provided by the Stock Option Committee at or after the time of grant, in the event of a “Potential Change of Control” (as defined in the Plan), (i) all stock options and related SAR’s (to the extent outstanding for at least six months) will become immediately exercisable: (ii) the restrictions and deferral limitations applicable to outstanding restricted stock awards and deferred stock awards will lapse and the shares in question will be fully vested: and (iii) the value of such options and awards, to the extent determined by the Stock Option Committee, will be cashed out on the basis of the highest price paid (or offered) during the preceding 60-day period, as determined by the Stock Option Committee. The Change of Control and Potential Change of Control provisions may serve as a disincentive or impediment to a prospective acquirer of the Company and, therefore, may adversely affect the market price of the common stock of the Company.

11. Amendment of the Plan. The Plan may be amended from time to time by majority vote of the Board of Directors provided as such amendment may affect outstanding options without the consent of an option holder nor may the plan be amended to increase the number of shares of common stock subject to the Plan without stockholder approval.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 4, 2006, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Name and Address	Number of Shares	Percentage

Mark Basile	2,986,098 (1)(2)	41.67%
500 N. Broadway
Jericho, NY 11753

Steven Kang	709,161 (3)	11.16%
500 N. Broadway
Jericho, NY 11753

Lorraine Yarde	262,500 (4)	4.21%
500 N. Broadway
Jericho, NY 11753

Frank Giannuzzi	20,870 (5)	0.3%
500 N. Broadway
Jericho, NY 11753

The Naples Trust (6)	1,130,600	18.9%
736 Carlisle Road
Jericho, NY 11753

Russell Kuhn	1,184,094 (7)	19.52%
8680 Greenback Lane
Orangevale, CA 95662

Officers and directors as a group (4 persons) (1)(2)(3)(4)(5)	3,978,629	57.34%
___________
(1)	Includes 1,130,600 shares held by The Naples Trust. Mr. Basile’s mother-in-law is the trustee for The Naples Trust and Mr. Basile’s wife is the beneficiary.
(2)	Includes 1,375,000 shares of common stock issuable upon the exercise of stock options to purchase a like number of shares.
(3)	Includes 375,000 shares of common stock issuable upon the exercise of stock options to purchase a like number of shares.
(4)	Includes 250,000 shares of common stock issuable upon the exercise of stock options to purchase a like number of shares.
(5)	Includes 6,250 shares of common stock issuable upon the exercise of stock options to purchase a like number of shares.
(6)	Mr. Basile’s mother-in-law is the trustee for The Naples Trust and Mr. Basile’s wife is the beneficiary.
(7)	Includes 86,238 shares of common stock issuable upon the exercise of stock options to purchase a like number of shares.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

3.1	Certificate of Incorporation	Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988

3.1	Certificate of Amendment to Certificate of Incorporation filed May 2, 1988	Annual Report on Form 10-K for the year ended December 31, 1988 filed December 28, 1989

3.1	Certificate of Amendment to Certificate of Incorporation filed September 12, 1990	Annual Report on Form 10-K for the year ended December 31, 1990 filed April 15, 1991

3.1.1	Certificate of Amendment to Certificate of Incorporation filed August 26, 2003	Annual Report on Form 10-K for the year ended December 31, 2003

3.1.2	Certificate of Amendment to Certificate of Incorporation filed August 28, 2003	Annual Report on Form 10-K for the year ended December 31, 2003

3.1.3	Certificate of Amendment to Certificate of Incorporation filed December 14, 2004	Contained herein.

3.1.4	Certificate of Amendment to Certificate of Incorporation filed September 23, 2005	Contained herein.

3.1.5	Certificate of Amendment to Certificate of Incorporation filed March 10, 2006	Contained herein.

3.2	Bylaws	Annual Report on Form 10-K for the year ended December 31, 2003

4	Designation of Preference with respect to Series A Preferred Stock, filed August 23, 2000	Annual Report on Form 10-KSB for the year ended December 31, 2000, filed April 2, 2001

4.1	Amended Designation of Preference with respect to Series A Preferred Stock, filed August 23, 2000	Current Report on Form 8-K, filed July 18, 2003

10.1	Asset Purchase Agreement dated October 7, 2004 between the Registrant and Palomar Enterprises, Inc.	Current Report on Form 8-K, filed October 13, 2004

10.2	Capital Stock Purchase Agreement dated October 7, 2004 between shareholders of the Registrant and Palomar Enterprises, Inc.	Current Report on Form 8-K, filed October 13, 2004

10.3	Agreement and Plan of Merger dated as of April 27, 2005 between the Registrant, its Merger Subsidiary and bioMETRX Technologies, Inc.	Current Report on Form 8-K, filed May 3, 2005

10.4	Subscription Agreement dated July 5, 2005 between the Registrant and Russell Kuhn	Current Report on Form 8-K, filed July 8, 2005

10.5	Common Stock Purchase Warrant issued to Russell Kuhn on July 5, 2005	Current Report on Form 8-K, filed July 8, 2005

10.6	Employment Agreement dated December 12, 2002 between Mark Basile and bioMetrx Technologies, Inc.	Contained herein.

10.7	Amendment to Employment Agreement dated February 6, 2006 between the Registrant and Mark Basile	Contained herein.

10.8	Employment Agreement dated January 1, 2004 between Steven Kang and bioMetrx Technologies, Inc.	Contained herein

10.9	Employment Agreement dated August 5, 2005 between Lorraine Yarde and bioMetrx Technologies, Inc.	Contained herein

10.10	Amendment to Employment Agreement dated January 26, 2006 between the Registrant and Lorraine Yarde	Contained herein.

10.11	Finder’s Fee Agreement dated November 28, 2005 between the Registrant and Harbor View Group, Inc.	Contained herein.

10.12	Finder’s Fee Agreement dated February 8, 2006 between the Registrant and Harbor View Group, Inc.	Contained herein.

10.13	Subscription Agreement dated October 28, 2005 between the Registrant and Russell Kuhn	Current Report on Form 8-K, filed November 1, 2005

10.14	Common Stock Purchase Warrant issued to Russell Kuhn on October 28, 2005	Current Report on Form 8-K, filed November 1, 2005

10.15	Settlement Agreement dated January 12, 2006 between the Registrant and Adam Laufer, Esq.	Contained herein.

10.16	Consulting agreement dated November 7, 2005 between the Registrant and Wendy Borow-Johnson	Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, filed November 18, 2005

10.17	2005 Equity Incentive Plan	Registration Statement on Form S-8 filed December 23, 2005

10.18	Form of Stock Option issued pursuant to 2005 Equity Incentive Plan	Contained herein.

10.19	Form of Stock Option issued outside of plan	Contained herein.

16	Letter on Change In Certifying Accountants	Current Report on Form 8K, filed August 20, 2003 and an amendment thereto on Form 8K/a filed March 5, 2004.

16.1	Letter on Change In Certifying Accountants	Current Report on Form 8K, filed April 25, 2005

21	List of Subsidiaries	Contained herein.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).	Contained herein.

31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).	Contained herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350.	Contained herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350.	Contained herein.

99.2	Code of Ethics, as Adopted by the Board of Directors	Annual Report on Form 10-K for the year ended December 31, 2003

Item 14. Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for the most recent fiscal year for professional services rendered by the principal accountant for the audit of bioMETRX, Inc. and Subsidiary’s annual financial statement and review of financial statements included in bioMETRX, Inc. and Subsidiary’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $25,000 and $27,000 for years ended 2005 and 2004, respectively.

Audit-Related Fees

Audit related fees for the fiscal year ended 2005 were $900. This fee was in connection with the Registration Statement filed on form S-8.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the years 2005 and 2004 was $-0-.

All Other Fees

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

bioMETRX, INC.

Dated: April 19, 2006	By:	/s/ Mark Basile
Mark Basile, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 19, 2006	By:	/s/ Mark Basile
Mark Basile, Chief Executive Officer
(Principal Executive Officer)

Dated: April 19, 2006	By:	/s/ Frank Giannuzzi
Frank Giannuzzi, Chief Financial Officer
and Director (Principal Accounting Officer)

Dated: April 19, 2006	By:	/s/ Steven Kang
Steven Kang, Director