Form 10QSB
period 2006-03-31
BioMETRX
filed 2006-05-15
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended	Commission File No.
March 31, 2006	0-15807

BIOMETRX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	31-1190725
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 North Broadway, Suite 204, Jericho, NY	11753
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:	(516) 937-2828

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a short-er period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of May 12, 2006 was 7,253,916.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5-6

Notes to the Condensed Consolidated Financial Statements	7-13

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$86,853
Restricted Cash	56,427
Marketable Securities	603
Prepaid Expenses	17,800
Loans Receivable- Stockholder/ Officer	201,598
Loans Receivable- Employee	3,000

Total Current Assets	366,281

Property and Equipment, net	11,471

Other Assets:
Security Deposit	14,076

TOTAL ASSETS	$391,828

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes Payable	$100,000
Accounts Payable	227,392
Accrued Payroll Taxes Payable	35,269
Accrued Payroll - Related Parties	310,000
Commissions Payable	656,489

Total Current Liabilities	1,329,150

TOTAL LIABILITIES	1,329,150

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common Stock, $.001 par value; 25,000,000 shares authorized; 6,987,492 shares issued and outstanding	6,987
Additional Paid-In-Capital	18,605,843
Debt Issuance Expense	(65,313)
Deferred Compensation	(1,144,818)
Deficit Accumulated in the Development Stage	(18,340,021)

Total Stockholders' Deficit	(937,322)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$391,828

 The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2006	FOR THE THREE MONTHS ENDED MARCH 31, 2005	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO MARCH 31, 2006

REVENUES	$—	$—	$—

Costs and Expenses:
General and Administrative Expenses	508,708	179,566	2,666,046
Research and Development Expenses	142,755	32,362	661,921
Contract Buyouts Issued In Stock	—	—	356,000
Amortization of Deferred Compensation	368,196	14,583	806,182
Compensatory Element of Stock and Option Issuances	4,788,812	—	13,836,313
Total Costs and Expenses	5,808,471	226,511	18,326,462

Loss before Other Income (Expense)	(5,808,471)	(226,511)	(18,326,462)

Other Income (Expense)
Interest Expense	(605)	—	(7,617)
Unrealized Gain (Loss) on Marketable Securities	143	—	(5,942)
Total Other Income (Expense)	(462)	—	(13,559)

NET LOSS	$(5,808,933)	$(226,511)	$(18,340,021)

Weighted Average Common Shares Outstanding	6,496,756	3,168,861

Net Loss per Common Share (Basic and Diluted)	$(0.89)	$(0.07)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)	FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(5,808,933)	$(226,511)	$(18,340,021)
Adjustment to reconcile net loss to net cash used in operating activities:

Compensatory Element of Stock and Warrant Issuances	4,788,813	14,583	14,192,314
Amortization of Deferred Compensation	368,196	—	806,182
Amortization of Deferred Debt Issuance Expense	5,938		5,938
Depreciation	80	—	80
Unrealized (Gain) Loss on Marketable Securities	(142)	—	5,943

Change in Operating Assets and Liabilities:

(Increase) Decrease in Prepaid Expenses	41,353	—	(17,797)
(Increase) Decrease in Security Deposits	2,460	(2,860)	(14,076)
Increase (Decrease) in Accounts Payable	73,458	(11,948)	109,534
Increase (Decrease) in Accrued Taxes Payable	(1,734)	14,355	35,269
Increase in Accrued Payroll - Related Parties	—	55,000	960,000
Net Cash Used in Operating Activities	(530,511)	(157,381)	(2,256,634)

Cash Flows from Investing Activities:

Purchase of Fixed Assets	(11,552)	—	(11,552)

Net Cash Used in Operating Activities	(11,552)	—	(11,552)

Cash Flows from Financing Activities:
Restricted Cash	10,000	(320,000)	(86,427)
Proceeds of Loans		—	25,000
Proceeds from Notes Payable	100,000		100,000
Advances from (to) Stockholder/Officer	—	40,624	(381,598)
Repayment of Related Party Loans	—	—	(109,736)
Advances to Employee	—	—	(3,000)
Repayments of Loans	—	—	(25,000)
Proceeds from Issuances of Common Stock	372,000	705,000	3,096,750
Commissions Paid on Sales of Common Stock	(37,200)	—	(260,950)
Net Cash Provided by Investing Activities	444,800	425,624	2,355,039

Net Increase (Decrease) in Cash	(97,263)	268,243	86,853

Cash, Beginning	184,116	31,111	—

Cash, Ending	$86,853	$299,354	$86,853

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$—	$—	$—

Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)	FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Common Stock Issued as Commissions on
Sale of Common Stock	$—	$—	$1,168,918

Accrued Commissions on Sales of
Sales of Common Stock	$431,706	$105,000	$656,489

Reduction of Loans Receivable - Officer Against
Accrued Compensation	$—	$—	$650,000

Issuance of Common Stock - Debt Issuance	$71,250	$—	$71,250

Issuance of Common Stock - Deferred Compensation	$1,096,000	$—	$1,951,000

Common Stock Issued as Penalty Shares for
Non-Registration	$285,750	$—	$914,750

Cashless Exercise of Stock Options - Related Party	$250,000	$—	$250,000

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore don not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

The Company incurred a net loss of $5,808,933 for the three months ended March 31, 2006. In addition, the Company had a working capital deficiency of $962,869 and a stockholders’ deficit of $937,322 at March 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have an adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have significant dilutive effect on the Company’s existing stockholders.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Note 2- Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”) “Share Based Payment,” a revision of Statement No. 123, “Accounting for Stock Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.
Note 3- Restricted Cash

Restricted cash represents cash held in escrow by corporate counsel to satisfy pre-merger liabilities. Such restricted cash will be released after satisfaction of certain requirements of the Merger Agreement .

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4- Stockholder’s Deficit

Common Stock

On January 5, 2006 the Company amended its 2005 Equity Incentive Plan by allowing for a “cashless exercise” of stock options. When this provision is utilized, the shareholder will return the cost of the exercise of the option in shares back to the Company.

During the month of January 2006, Russell Kuhn (“Kuhn”) provided $147,000 to the Company, and the Company agreed to issue him 183,750 shares ($.80 per share) of common stock. In addition, during February 2006, the Company issued to Kuhn 281,250 shares of common stock upon exercise of warrants with an exercise price of $.80 per share for proceeds of $225,000. In connection with this transaction, the Company paid a finder’s fee to Harbor View of $37,200 and accrued commissions payable to Harbor View of 102,300 shares of its common stock.

On February 27, 2006, pursuant to a consulting agreement between the Company and Empire Relations Group, the Company issued 25,000 shares of restricted common stock.

On February 8, 2006, the Company entered into a one (1) year consulting agreement with Kuhn, and issued him 250,000 shares of common stock under the Company’s 2005 Equity Incentive Plan. Pursuant to the agreement, Mr. Kuhn is to provide the Company with consulting services in connection with corporate finance relations and, introduce the Company to various lending sources, investment advisors, or other members of the financial community with whom he has established relationships

On March 14, 2006, the Company filed an amendment to its Certificate of Incorporation to effect a reverse split of all of the outstanding shares of its Common Stock at a ratio of one-for-four and decrease the number of authorized shares of its Common Stock to 25,000,000 shares and decrease the par value of the Company’s common stock to $.001 per share. The Company’s amended certificate of incorporation also authorized the issuance of up to 10,000,000 shares of $.01 par value preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. All share and per share data have been retroactively restated to reflect this recapitalization.

 On March 21, 2006, Mr. Basile exercised 250,000 stock options at $1.00 per share pursuant to his amended employment agreement dated February 6, 2006. Mr. Basile exercised the options via “cash-less exercise.” In connection with the exercise of the option, the holder surrendered to the Company 70,422 shares issuable upon exercise of the options in payment of the aggregate exercise price, based upon a $3.55 per share market price on the date of exercise.

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Hane Petri and Joseph Panico. The principal and interest of 12% per annum is due on June 21, 2006. The note carries a default rate of 18% per annum. In addition, the Company will issue an aggregate of 25,000 shares of restricted common stock to Petri and Panico as debt issuance costs.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Related Party Transactions

Loans Receivable - Stockholder/Officer

These advances are non-interest bearing, unsecured, and payable on demand. These advances were made to the Company’s CEO and majority stockholder prior the reverse merger by bioMetrx Technologies. At March 31, 2006 the advances amounted to $201,598.

Note 6 - Commitments and Contingencies

Employment Contracts

Mr. Basile’s employment agreement, originally entered into in February 2002, and amended on February 6, 2006 has an initial term of five years from the date of the Amendment and a base salary of:

$360,000 for Calendar Year 2006
$500,000 for Calendar Year 2007
$560,000 for Calendar Year 2008
$620,000 for Calendar Year 2009
$700,000 for Calendar Year 2010

In addition to the base salary for 2006, Mr. Basile received a $80,000 bonus upon execution of his amended contract. The $80,000 will have to be returned to the Company on a pro rata basis should Mr. Basile terminate his employment with the Company prior to the first anniversary of his amended employment agreement. Mr. Basile will also receive a $1,500 per month car allowance and a five million dollar ($5,000,000) term life insurance policy naming Mr. Basile’s family as the beneficiary.

Upon signing the Amendment, Mr. Basile also received options to purchase up to 1,250,000 shares of the Company’s common stock, each expiring on January 31, 2010, at the following prices:

Number of Shares	Exercise Price

*250,000	$1.00
250,000	$2.00
250,000	$3.00
250,000	$4.00
250,000	$5.00

*Shares are included under the Company’s 2005 Equity Incentive Plan

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Ms. Yarde’s employment agreement, originally entered into in August 2005, and amended in January 2006, in the capacity of Chief Operating Officer, has an initial term of three years commencing on the date of the Amendment. Ms. Yarde’s annual base salary is $150,000 per year. Upon signing the Amendment Ms. Yarde was granted 250,000 options to purchase the Company’s common stock at $.40 per share. After the initial term, Ms. Yarde’s agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

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

Finder’s Fee Agreement

The Company entered into a Finder’s Fee Agreement with Harbor View Capital Group, Inc. (“Harbor View”) on March 11, 2005 whereby the Company will compensate the Finder 15% cash for funds raised by Finder and shares of the Company’s common stock equal to 15% of the amount of the financing attained by the Finder. Subsequently, this arrangement was amended by the two parties, to allow the Finder’s Fee to be paid at the rates of 10% cash and 22% of the Company’s common stock.

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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During February 2006, the Company entered into a one (1) year consulting agreement with Kuhn, and issued him 250,000 shares of common stock under the Company’s 2005 Equity Incentive Plan. Pursuant to the agreement, Mr. Kuhn is to provide the Company with consulting services in connection with corporate finance relations and, introduce the Company to various lending sources, investment advisors, or other members of the financial community with whom he has established relationships

Lease Obligations

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

Approximate future minimum commitments under these leases are as follows:

Year Ending December 31,
April 1, 2006 to December 31, 2006	$48,341
2007	46,000
2008	52,000
2009	4,000
$150,341

Rent expense under the office leases was approximately $25,271 and $3,167 for the three months ended March 31, 2006 and 2005, respectively.

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Note 7 - Subsequent Events

The Company entered into a Securities Purchase Agreement dated as of April 28, 2006, with two investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of units (the “Units”) each unit consisting of one share of the Company’s Series A 5% Convertible Preferred Stock (“Preferred Stock”), 3.333 Series A Common Stock Purchase Warrants (“A Warrants”) and 3.333 Series B Common Stock Purchase Warrants (“B Warrants”). At the Closing the Company sold an aggregate of 65,000 Units at an aggregate purchase price of $650,000 or $10.00 per Unit. At the closing the Company delivered an aggregate of 65,000 shares of Preferred Stock, 216,666 A Warrants and 216,666 B Warrants. In addition, the Company delivered an aggregate of 21,667 shares of its common stock to the investors, which represents one year of dividends on the Preferred Stock.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $2.73 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share commencing 181 days after issuance and expiring at the close of business on the fifth anniversary of the initial exercise date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledgement, in the form of bona fide purchase order demonstrating that at least $1,000,000 of the Company’s products have been ordered, other than its initial order from a national retailer in the amount of approximately 23,000 garage door opening units, within 181 days after the date of the Securities Purchase Agreement, the B Warrants shall automatically terminate. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

Pursuant to the Selling Agent Letter Agreement between the Company and the Selling Agent, the Selling Agent was paid a cash fee of $75,000 (10% of the aggregate purchase price of the Units sold to the subscribers) and $10,000 of expenses. The Company also issued the Selling Agent a warrant to purchase 43,333 shares of its common stock on the same terms as the A Warrants. In addition, the Company paid $15,000 to the Selling Agent’s counsel and $25,000 to its counsel.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company, as promptly as reasonably practicable after closing of the Private Placement but in no event later than 30 days following the closing, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Units, Warrants and Selling Agent Warrant. If such Registration Statement is not filed within the required time frame, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements.

On May 3, 2006, the Company issued 180,000 restricted shares of its common stock to New Castle Consulting, LLC pursuant to a Consulting Agreement entered into between the parties on April 10, 2006.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 4, 2006, the Company issued 20,000 restricted shares of its common stock to Pasadena Capital Partners, LLC pursuant to a Letter of Engagement entered into between the parties on March 17, 2006.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our corporate address is 500 North Broadway, Suite 204, Jericho, New York 11753, our telephone number is (516) 937-2828 and our facsimile number is (516) 937-2880.

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

Results of Operations

From inception (February 1, 2001) through March 31, 2006, bioMetrx has not generated any revenues. During the period from inception (February 1, 2001) through March 31, 2006, bioMetrx had net losses totaling $18,340,021. During the three months ended March 31, 2006, net losses totaled $5,808,933. From inception through March 31, 2006, bioMetrx’ general and administrative expenses totaled $2,666,046 or 14.5% of total expenses, while for the three months ended March 31, 2006 general and administrative expenses totaled $508,708 or 8.8% of total expenses. From inception through March 31, 2006, bioMetrx stock-based compensation of $13,836,313 or 75.4% of expenses, of which $4,788,812 or 82.4% of total expenses was incurred during the three months ended March 31, 2006. Research and development costs were $661,921 or 3.6% of total expenses incurred in the period from inception through March 31, 2006, while research and development costs during the three months ended March 31, 2006 totaled $142,755 or 2.5% of total expenses.

During the quarter ended March 31, 2006, the Company had $0 revenues. The Company has beta-tested its garage/gate door opener and will begin marketing this product in the near future. this represents the first product the Company intends to commercially market.

During the three months ended March 31, 2006, net losses totaled $5,808,933. For the three months ending March 31, 2006, bioMETRX’ general and administrative expenses totaled $508,708, or 8.8% of total operating expenses. During the same three month period in 2005, general and administrative expenses totaled $179,566, or 79.3% of total operating expenses. The increase was mostly attributable to an increase in professional expenses relating to general corporate matters. For the three months ending March 31, 2006 we incurred salaries of $267,108, or 4.60% of total operating expenses as compared to the three months ended March 31, 2005 of $120,000, or 52.98% of total operating expenses. The increase was due to the addition of additional personnel necessary to continue the growth goals of the Company.

For the three months ending March 31, 2006, interest expense was $605, as compared to $-0- for the three months ending March 31 2005.

Research and development expenses for the three months ending March 31, 2006 was $142,755, compared to $32,362 for the same period in 2005.

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

In July 2005, the Company sold 233,334 shares of its common stock and 46,667 warrants for an aggregate purchase price of $700,000 or $3.00 per share without allocating any part of the purchase price for the warrants.

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

As of March 31, 2006 bioMETRX had total assets of $391,828 and total current assets of $366,281. At March 31, 2006 bioMETRX had total liabilities of $1,329,150 and total current liabilities of $1,329,150 bioMETRX’ working capital deficit at March 31 2006 was $962,869 and an equity deficiency of $937,322.

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

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Hane Petri and Joseph Panico. The principal and interest of 12% per annum is due on June 21, 2006. The note carries a default rate of 18% per annum. In addition, the Company will issue an aggregate of 25,000 restricted shares of common stock to Petri and Panico as debt issuance costs.

The Company entered into a Securities Purchase Agreement dated as of April 28, 2006, with two investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of units (the “Units”) each unit consisting of one share of the Company’s Series A 5% Convertible Preferred Stock (“Preferred Stock”), 3.333 Series A Common Stock Purchase Warrants (“A Warrants”) and 3.333 Series B Common Stock Purchase Warrants (“B Warrants”). At the Closing the Company sold an aggregate of 65,000 Units at an aggregate purchase price of $650,000 or $10.00 per Unit. At the closing the Company delivered an aggregate of 65,000 shares of Preferred Stock, 216,666 A Warrants and 216,666 B Warrants. In addition, the Company delivered an aggregate of 21,667 shares of its common stock to the investors, which represents one year of dividends on the Preferred Stock. Pursuant to the Selling Agent Letter Agreement between the Company and the Selling Agent, the Selling Agent was paid a cash fee of $75,000 (10% of the aggregate purchase price of the Units sold to the subscribers and $10,000 of expenses). In addition, the Company paid $15,000 to the Selling agent’s counsel and $25,000 to its counsel.

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

Critical Accounting Policies and Estimates:

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

Information Relating To Forward-Looking Statements

When used in this Report on Form 10-QSB, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company’s ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company’s ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) the Company’s ability to obtain additional patent protection for its technology; and (iv) other economic, competitive and governmental factors affecting the Company’s operations, market, products and services. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “ Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 33 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R)”SFAS 123R”) “Share Based Payment, “a revision of Statement No. 123, “Accounting for Stock Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.

In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the Company had no unvested options.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” (“SFAS 153”). SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions,” to require exchanges of non-monetary assets are accounted for at fair value, rather than carryover basis. Non-monetary exchanges that lack commercial substance are exempt from this requirement.

SFAS 153 is effective for non-monetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered non-monetary; accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51” (FIN No. 46”). This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 for the year ended December 31, 2003. FIN No. 46 did not apply to the Company’s financial position or results of operations.

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of December 31, 2005 and as of March 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

Item 3: Controls and Procedures

Pursuant to provisions of the Securities Exchange Act of 1934, the Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, for the Company. They have designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to them by others within the Company, particularly during the periods when the Company’s quarterly and annual reports are being prepared.

Changes in Internal Controls. During the first quarter of fiscal year 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be material weaknesses, under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the December 31, 2004 financial closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stocks received by customers, payment of commissions with marketable securities, as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004.

Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2005 and for this quarter ended March 31, 2006 fairly present, in all material respects, our financial condition and results of operations.

The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we will contract a full time CPA who will serve as our CFO and will assist in the preparation of our financial statements, 10-QSB’s and 10-KSB’s. We have completed a full review of our accounting practices and have implemented a number of process improvements. We completed a review of our financial disclosure process and we have implemented needed improvements in this quarter ending March 31, 2006.

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

In connection with this transaction, the Company paid a finder’s fee to Harbor View of $70,950 and issued to Harbor View 164,175 shares of its common stock.

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

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Hane Petri and Joseph Panico. The principal and interest of 12% per annum is due on June 21, 2006. The note carries a default rate of 18% per annum. In addition, the Company will issue an aggregate of 25,000 restricted shares of common stock to Petri and Panico as debt issuance costs.

The Company entered into a Securities Purchase Agreement dated as of April 28, 2006, with two investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of units (the “Units”) each unit consisting of one share of the Company’s Series A 5% Convertible Preferred Stock (“Preferred Stock”), 3.333 Series A Common Stock Purchase Warrants (“A Warrants”) and 3.333 Series B Common Stock Purchase Warrants (“B Warrants”). At the Closing the Company sold an aggregate of 65,000 Units at an aggregate purchase price of $650,000 or $10.00 per Unit. At the closing the Company delivered an aggregate of 65,000 shares of Preferred Stock, 216,666 A Warrants and 216,666 B Warrants. In addition, the Company delivered an aggregate of 21,667 shares of its common stock to the investors, which represents one year of dividends on the Preferred Stock.

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $2.73 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share commencing 181 days after issuance and expiring at the close of business on the fifth anniversary of the initial exercise date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledgement, in the form of bona fide purchase order demonstrating that at least $1,000,000 of the Company’s products have been ordered, other than its initial order from a national retailer in the amount of approximately 23,000 garage door opening units, within 181 days after the date of the Securities Purchase Agreement, the B Warrants shall automatically terminate. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

Pursuant to the Selling Agent Letter Agreement between the Company and the Selling Agent, the Selling Agent was paid a cash fee of $75,000 (10% of the aggregate purchase price of the Units sold to the subscribers) and $10,000 of expenses. The Company also issued the Selling Agent a warrant to purchase 43,333 shares of its common stock on the same terms as the A Warrants. In addition, the Company paid $1,500 to the Selling Agent’s counsel and $25,000 to its counsel.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company, as promptly as reasonably practicable after closing of the Private Placement but in no event later than 30 days following the closing, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Units, Warrants and Selling Agent Warrant. If such Registration Statement is not filed within the required time frame, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements.

On May 4, 2006, the Company issued 20,000 restricted shares of its common stock to Pasadena Capital Partners, LLC pursuant to a Letter of Engagement entered into between the parties on March 17, 2006.

On May 3, 2006, the Company issued 180,000 restricted shares of its common stock to New Castle Consulting, LLC pursuant to a Consulting Agreement entered into between the parties on April 10, 2006.

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

Item 3.: Defaults upon Senior Securities

None

Item 4.: Submission of Matters to a Vote of Security Holders

Pursuant to a written consent of a majority of the Company’s shareholders, the Company approved an amendment of it’s Certificate of Incorporation which (a) reverse split the outstanding shares of the Company’s common stock one-for-four; (b) increased the number of shares of common stock the Company is authorized to issue to 25,000,000; and (c) decreased the par value to $.001.

Item 5.: Other Information

On March 17, 2006 the Company entered into a Letter of Engagement with Pasadena Capital Partners, LLC (“Pasadena”). Pasadena was hired to develop and implement a proactive marketing program designed to (a) increase the awareness of the Company; and (b) generate a significant increase in liquidity and market capitalization. In addition, upon request by the Company, Pasadena may advise the Company in business development and strategic advisory service. The initial term of this engagement is three (3) months which may be extended on a month to month basis. The Company is paying Pasadena $6,000 per month for so long as it is retained by the Company;. In addition on May 4, 2006, the Company issued Pasadena 20,000 restricted shares of its common stock.

On April 20, 2006 the Company entered into a Consulting Agreement with new Castle Consulting, LLC (“New Castle”). New Castle was hired to assist the Company in identifying investor relations, public relations and market relations organizations which may be utilized by the Company. The term of this agreement is six (6) months. On May 3, 2006, as compensation, the Company issued New Castle 180,000 restricted shares of its common stock.

Item 6.: Exhibits

(a)	The following exhibits are filed as part of this report:

10.1	Letter of Engagement dated March 17, 2006, between the Company and Pasadena Capital Partners, LLC

10.2	Consulting Agreement dated April 10, 2006 between the Company and New Castle Consulting, LLC

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2005	COBIOMETRX, INC.

	By:	/s/ Mark Basile
Mark Basile Chief Executive Officer

By:	/s/ Frank Giannuzzi
Frank Giannuzzi Chief Financial Officer