Form 10QSB
period 2006-06-30
BioMETRX
filed 2006-08-21
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended
June 30, 2006	Commission File No.0-15807

BIOMETRX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	31-1190725
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 North Broadway, Suite 204, Jericho, NY	11753
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:  (516) 937-2828

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

Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 14, 2006 was 7,737,157.

PART I - FINANCIAL INFORMATION

Item 1:        Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5-6

Notes to the Condensed Consolidated Financial Statements	7-16

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$730,617
Marketable Securities	585
Inventory	390,805
Other Current Assets	22,878

Total Current Assets	1,144,885

Property and Equipment, net	17,944

Other Assets:
Deferred Finance Costs - net	126,500
Security Deposit	23,045

Total Other Assets	149,545

TOTAL ASSETS	$1,312,374

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$100,000
Accounts Payable	915,613
Accrued Liabilities	118,334

Total Current Liabilities	1,133,947

Long-Term Liabilities:
8% Convertible Notes, net of unamortized discounts of $1,597,808	2,192

TOTAL LIABILITIES	1,136,139

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized no shares issued and outstanding	—
Common Stock, $.001 par value; 25,000,000 shares authorized 7,737,157 shares issued and outstanding	7,737
Additional Paid-In-Capital	22,233,724
Deferred Finance Costs	(418,299)
Deferred Compensation	(986,400)
Deficit Accumulated in the Development Stage	(20,660,527)

Total Stockholders' Equity	176,235

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,312,374

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					FOR THE
					PERIOD
		FOR THE			FEBRUARY 1,
	FOR THE	THREE	FOR THE	FOR THE	2001
	THREE MONTHS	MONTHS	SIX MONTHS	SIX MONTHS	(INCEPTION)
	ENDED	ENDED	ENDED	ENDED	TO
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006

REVENUES	$—	$—	$—	$—	$—

Costs and Expenses:
General and Administrative Expenses	580,077	2,125,230	1,082,848	2,300,432	3,240,187
Research and Development Expenses	499,689	155,908	642,444	188,270	1,161,610
Contract Buyouts Issued In Stock	—	—	—	—	356,000
Amortization of Deferred Compensation	788,418	—	1,156,614	—	1,594,600
Amortization of Deferred Finance Costs	71,222		77,159		77,159
Compensatory Element of Stock and Option Issuances	—	5,447,500	4,788,812	5,462,083	13,836,313
Compensatory Element of Stock Issuances - Legal Settlement	368,750		368,750		368,750

Total Costs and Expenses	2,308,156	7,728,638	8,116,627	7,950,785	20,634,619

Loss before Other Income (Expense)	(2,308,156)	(7,728,638)	(8,116,627)	(7,950,785)	(20,634,619)

Other Income (Expense):
Interest Expense	(3,356)	—	(3,961)	—	(10,973)
Unrealized Gain (Loss) on Marketable Securities	(18)	—	125	(4,363)	(5,960)
Total Other Income (Expense)	(3,374)	—	(3,836)	(4,363)	(16,933)

Income from Operations	(2,311,530)	(7,728,638)	(8,120,463)	(7,955,148)	(20,651,552)

Preferred Stock Dividend	(8,975)	—	(8,975)	—	(8,975)

Net Loss Allocated to Common Shareholders	$(2,320,505)	$(7,728,638)	$(8,129,438)	$(7,955,148)	$(20,660,527)

Weighted Average Common Shares - Outstanding	7,282,597	3,885,309	6,891,848	3,533,870

Net Loss per Common Share (Basic and Diluted)	$(0.32)	$(1.99)	$(1.18)	$(2.25)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			FOR THE
			PERIOD
	FOR THE	FOR THE	FEBRUARY 1,
	SIX MONTHS	SIX MONTHS	2001
	ENDED	ENDED	(INCEPTION) TO
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(8,120,463)	$(7,955,148)	$(20,651,552)
Adjustment to reconcile net loss to net cash used in operating activities:

Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	5,167,562	5,462,083	14,571,063
Amortization of Deferred Compensation	1,156,614		1,594,600
Amortization of Deferred Finance Costs	77,159		77,159
Depreciation	864		864
Unrealized (Gain) Loss on Marketable Securities	(124)	4,363	5,961

Change in Operating Assets and Liabilities:

(Increase) Decrease in Prepaid Expenses	—		(59,150)
(Increase) in Inventory	(390,805)		(390,805)
(Increase) Decrease in Other Current Assets	39,275		39,275
(Increase) in Security Deposits	(6,509)	(2,860)	(23,045)
Increase (Decrease) in Accounts Payable	761,678	1,810,866	797,755
Increase (Decrease) in Accrued Liabilities	1,331	(2,025)	38,334
Increase (Decrease) in Accrued Payroll - Related Parties	—	217,500	960,000
Net Cash Used in Operating Activities	(1,313,418)	(465,221)	(3,039,541)

Cash Flows from Investing Activities:

Purchase of Fixed Assets	(18,808)	—	(18,808)

Net Cash Used in Investing Activities	(18,808)	—	(18,808)

Cash Flows from Financing Activities:
Restricted Cash	66,427	(34,699)	(30,000)
Proceeds of Loans	—	—	25,000
Proceeds from Issuance of Notes Payable	1,050,000	—	1,050,000
Advances to Stockholder/Officer	—		(381,598)
Proceeds from Issuance of Preferred Stock	650,000		650,000
Repayment of Related Party Loans	—	(109,736)	(109,736)
Advances to Employee	—		(3,000)
Repayments of Loans	—	(81,816)	(25,000)
Merger Related Advances	—	(75,000)	—
Deferred Finance Costs - Bonds	(107,500)	—	(107,500)
Proceeds from Issuances of Common Stock	372,000	1,430,000	3,096,750
Commissions Paid on Sales of Common Stock	(152,200)	(122,500)	(375,950)
Net Cash Provided by Financing Activities	1,878,727	1,006,249	3,788,966

Net Increase (Decrease) in Cash	546,501	541,028	730,617

Cash, Beginning	184,116	31,111	—

Cash, Ending	$730,617	$572,139	$730,617

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$—	$—	$7,012

Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Common Stock Issued as Commissions on
Sale of Common Stock	$656,489	$10,000	$1,825,407

Accrued Commissions on Sales of
Sales of Common Stock	$431,706	$52,500	$656,489

Issuance of Common Stock as Payment of Accrued
Officers' Salaries	$108,402	$470,000	$578,402

Issuance of Common Stock - Deferred Finance Costs	$282,050	$—	$282,050

Issuance of Common Stock - Deferred Compensation	$1,726,000	$310,000	$2,581,000

Application of Loans Receivable - Officer Against
Accrued Compensation	$201,598	$180,000	$851,598

Common Stock Issued as Penalty Shares for
Non-Registration	$473,250	$—	$1,102,250

Cashless Exercise of Stock Options - Related Party	$250,000	$—	$250,000

Accrued Deferred Finance Costs	$47,500	$—	$47,500

Accrued Finder's Fees - Preferred Stock	$32,500	$—	$32,500

Deferred Finance Costs on the Issuance of Warrants	$182,716	$—	$182,716

Preferred Stock Dividend	$8,975	$—	$8,975

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

The Company incurred a net loss of $8,120,463 for the six months ended June 30, 2006. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassifications

Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on our results of operations, stockholders’ equity or cash flow.

Note 2- Recently Issued Accounting Pronouncements

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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”) “Share Based Payment, “a revision of Statement No. 123, “Accounting for Stock Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. FIN 46, as revised by FIN 46R in December 2003, addresses the application of ARB No. 51 to VIEs, and generally would require assets, liabilities and results of activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46R shall be applied all VIEs by the end of the first reporting period ending after December 15, 2004. The Company has determined that FIN 46R has no material impact on its financial statements.

Note 3- Stockholder’s Equity

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

On February 27, 2006, pursuant to a consulting agreement between the Company and Empire Relations Group, the Company issued 25,000 shares of restricted common stock valued at $150,000.

On February 8, 2006, the Company entered into a one (1) year consulting agreement with Kuhn, and issued him 250,000 shares of common stock valued at $875,000 under the Company’s 2005 Equity Incentive Plan. Pursuant to the agreement, Mr. Kuhn is to provide the Company with consulting services in connection with corporate finance relations and, introduce the Company to various lending sources, investment advisors, or other members of the financial community with whom he has established relationships

On March 14, 2006, the Company filed an amendment to its Certificate of Incorporation to effect a reverse split of all of the outstanding shares of its Common Stock at a ratio of one-for-four and decrease the number of authorized shares of its Common Stock to 25,000,000 shares and decrease the par value of the Company’s common stock to $.001 per share. The Company’s amended certificate of incorporation also authorized the issuance of up to 10,000,000 shares of $.01 par value preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. All share and per share data have been retroactively restated to reflect this recapitalization.

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

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Hane Petri and Joseph Panico. The principal and interest of 12% per annum is due on June 21, 2006. The note carries a default rate of 18% per annum. In addition, the Company will issue an aggregate of 25,000 shares of restricted common stock valued at $71,250 to Petri and Panico as deferred finance costs.

On May 4, 2006, the Company issued 20,000 restricted shares of its common stock valued at $71,000 to Pasadena Capital Partners, LLC pursuant to a Letter of Engagement entered into between the parties on March 17, 2006.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 3, 2006, the Company issued 180,000 restricted shares of its common stock valued at $630,000 to New Castle Consulting, LLC pursuant to a Consulting Agreement entered into between the parties on April 10, 2006.

On May 11, 2006, the Company issued 125,000 restricted shares of its common stock valued at $368,750 to Santo Santopadre as a settlement of a dispute between Mr. Santopadre and the Company.

On June 5, 2006 the Company issued 54,201 restricted shares of its common stock to mark Basile in lieu of indebtedness to Mr. Basile by the Company.

On July 17, 2006, the Company issued 2,827 shares valued at $10,000 to Mr. Dennis Rutowicz. These shares were issued to Mr Rutowicz to correct a mistake whereby Mr. Rutowicz was accidentally omitted from a list of investors in the Company.

On July 19, 2006, the Company issued an aggregate of 20,000 restricted shares of its common stock to Jane Petri (10,000) and Joseph Panico (10,000) as consideration for extending an aggregate of $100,000 loans to the Company. The Company recorded deferred finance costs of $38,000 in connection with this issuance.

STOCK OPTIONS:

Stock option share activity and weighted average exercise price under these plans for the six months ended June 30, 2006 is as follows:

		Weighted
	Number of	Average
2005 Equity Incentive Plan:	Options	Exercise Price

Balance - January 1, 2006	375,000	$2.00
Options Granted in 2006	250,000	$1.00
Options Exercised in 2006	(250,000)	$1.00
Balance - June 30, 2006	375,000	$2.00

		Weighted
	Number of	Average
Other Options:	Options	Exercise Price

Balance - January 1, 2006	25,000	$0.40
Options Granted in 2006	1,000,000	$3.50
Options Expiring in 2006	(18,750)	$0.40
Balance - June 30, 2006	1,006,250	$3.48

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCK WARRANTS:

A summary of warrant activity for the six months ended June 30, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants	Exercise Price	Warrants	Exercise Price

Balance - January 1,	475,495	$1.62	—	$—

Granted	2,560,000	$1.23	62,500	$2.00
Exercised	(281,250)	$0.80	—	$—
Expired	—		—	$—

Balance - June 30,	2,754,245	$1.35	62,500	$2.00

Note 4-Convertible Notes Payable

On June 29, 2006, the Company entered into a Securities Purchase Agreement dated as of June 29, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, of units (the “Units”) consisting of 8% Convertible Notes in the principal amount of $950,000 (“Notes”), Series A Common Stock Purchase Warrants (“A Warrants”) and Series B Common Stock Purchase Warrants (“B Warrants”). In addition, the company entered into an Exchange Agreement with the two investors who purchased $650,000 of the Preferred Stock Units, previously reported on Form 8-K dated April 28, 2006 whereby the Company agreed to issue the Units in exchange for the return and cancellation of the previously issued Preferred Stock Units. Accordingly, at closing the Company issued its 8% Convertible Notes in the aggregate principal amount of $1,600,000, 1,600,000 A Warrants and 800,000 B Warrants to the Investors. The Company also issued an aggregate of 128,000 shares of its common stock to the investors representing one year’s of prepaid interest on the Notes.

The Notes mature 24 months from the closing. The Notes are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per hare. The Notes are mandatorily convertible into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the daily volume for the same period exceeds 100,000 shares per day. The Company may redeem the Notes for 125% of the principal amount of the Note together with all accrued and unpaid interest provided that (i) an event of default has not occurred, and (ii) an effective registration statement covering the shares underlying the Note exists.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.75 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share commencing 181 days after issuance and expiring at the close of business on the fifth anniversary of the initial exercise date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledge-ment, in the form of bona fide purchase order demonstrating that at least $1,000,000 of the Company’s products have been ordered, other than its initial order from a national retailer in the amount of approximately 23,000 garage door opening units, within 181 days after the date of the Securities Purchase Agreement, the B Warrants shall automatically terminate. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

Pursuant to the Selling Agent Letter Agreement between the Company and the Selling Agent, the Selling Agent was paid a cash fee of $95,000 (10% of the aggregate purchase price of the Units sold to the subscribers) in addition to the $75,000 it received on April 28, 2006 inclusive of $10,000 in expenses. The Company also issued the Selling Agent a warrant to purchase 160,000 shares of its common stock on the same terms as the A Warrants. In addition, the Company paid $15,000 to the Selling Agent’s counsel and $32,500 to its counsel.

The Company recorded a deferred debt discount in the amount of $1,600,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount ($560,000) as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants ($1,040,000) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the six months ended June 30, 2006 was $2,192, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Related Party Transactions

Loans Receivable - Stockholder/Officer

These advances were non-interest bearing, unsecured, and payable on demand. These advances were made to the Company’s CEO and majority stockholder prior the reverse merger by bioMetrx Technologies. During the six months ended June 30, 2006 the Company applied this loan to accrued salaries-officer.

Note 6 – Commitments and Contingencies

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

In January 2004, the Company entered into a four-year employment agreement with Steven Kang. The annual base salary is $120,000 per year. Under the terms of this agreement, any accrued compensation may be converted into shares of the Company’s common stock at $2.00 per share. After the initial term, Mr. Kang’s agreement automatically renews for additional one-year periods. Mr. Kang received 62,500 shares of common stock on the second anniversary of his employment contract. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors (see Note 7).

Ms. Yarde’s employment agreement, originally entered into in August 2005, and amended in January 2006, in the capacity of Chief Operating Officer, has an initial term of three years commencing on the date of the Amendment. Ms. Yarde’s annual base salary is $150,000 per year. Upon signing the Amendment Ms. Yarde was granted 250,000 options to purchase the Company’s common stock at $.40 per share. After the initial term, Ms. Yarde’s agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors (see Note 7).

On June 1, 2005 the Company entered into employment agreements with a new Chief Financial Officer and the former Chief Operating Officer. Each agreement calls a for base salary of $18,000 for services on a part-time basis. If after the initial term the Company elects to continue the officer on a full time basis, the annual salaries will increase to $80,000 for the Chief Financial Officer and $90,000 for the former Chief Operating Officer. The employment agreements also provide for discretionary bonuses and other employment related benefits. Both agreements also call for the granting of stock options to purchase 25,000 shares at $.40 per share of the Company’s common stock at various times through the term of the agreement. Both agreements have an initial term of one year with an additional one year extension (see Note 7).

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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreements

In November, 2005 bioMetrx and its wholly owned subsidiary SmartTOUCH Medical, Inc. entered into a consulting agreement with Wendy Borow-Johnson. Pursuant to the agreement, bioMetrx issued to Ms. Borow-Johnson 62,500 shares of its common stock. In addition, upon the one (1) year anniversary of the consulting agreement, bioMetrx agreed to issue to Ms. Borow-Johnson an additional 62,500 shares of its common stock. Ms. Borow-Johnson shall be paid a monthly retainer of $2,500 per month in addition to reimbursement of travel and other related expenses incurred. The consulting agreement also provides that in the event the Company spins off SmartTOUCH Medical, Ms. Borow-Johnson shall have the right to acquire a 20% stake in such company for an aggregate purchase price of $10,000. Ms. Borow-Johnson shall provide services to SmartTOUCH Medical, Inc. those functions commonly associated with the role of President of the subsidiary (see Note 7).

During February 2006, the Company entered into a one (1) year consulting agreement with Kuhn, and issued him 250,000 shares of common stock valued at $875,000 under the Company’s 2005 Equity Incentive Plan. Pursuant to the agreement, Mr. Kuhn is to provide the Company with consulting services in connection with corporate finance relations and, introduce the Company to various lending sources, investment advisors, or other members of the financial community with whom he has established relationships

Lease Obligations

The Company operates its business in leased facilities. The Company currently leases approximately 3719 square feet for its corporate office facilities located at 500 North Broadway, Jericho, New York. The lease expires January 31, 2010. The Company also leased two executive offices at 33 South Service Road, Jericho, New York. That lease expired on July 31, 2006 and the Company vacated these premises.

Approximate future minimum commitments under these leases are as follows:

Year Ending December 31,
July 1, 2006 to December 31, 2006	$54,137
2007	105,555
2008	109,249
2009	113,074
January 1, 2010 to January 31, 2010	9,449
$391,464

Rent expense under the office leases was approximately $44,669 and $8,273 for the six months ended June 30, 2006 and 2005, respectively.

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

Note 7 – Subsequent Events

On July 19, 2006, the Company issued an aggregate of 20,000 restricted shares of its common stock to Jane Petri (10,000) and Joseph Panico (10,000) as an incentive for them extending the maturity dates of their respective loans.

On August 4, 2006, the Company entered into an employment agreement with J. Richard Iler under which Mr. Iler will serve as our Chief Financial Officer for an initial term of three (3) years. The agreement calls for an annual base salary of $180,000 for the first year with annual increases of 15% each year thereafter and a $500 per month car allowance. Pursuant to the employment agreement, the Company granted J. Richard Iler 400,000 options to purchase shares of its common stock and issued 100,000 shares of its common stock to Mr. Iler as a bonus. 200,000 of the options are exercisable at $1.05 per share and 200,000 options are exercisable at $1.10 per share. The 200,000 options exercisable at $1.05 were issued under the Company’s 2005 Incentive Equity Plan (the “Plan”) and the other 200,000 options were issued outside the Plan.

On August 14, 2006, the Company entered into a three (3) year employment agreement with Lorraine Yarde, the company’s Chief Operating Officer. The employment agreement calls for an annual base salary of $150,000 through December 31, 2006, $175,000 for the calendar year 2007 and $200,000 for the remainder of the term of the agreement. Pursuant to the employment agreement, the Company granted Lorraine Yarde 600,000 options to purchase shares of its common stock issued 150,000 shares of its common stock a to Ms. Yarde as a bonus. 200,000 of the options are exercisable at $1.00 per share, 200,000 options are exercisable at $1.25 per share and 200,000 options are exercisable at $1.50 per share. The 200,000 options exercisable at $1.00 were issued under the Plan and the other 400,000 options were issued outside the Plan.

On July 11, 2006, the Company and Mr. Steven Kang, the Company’s Chief Technology Officer, entered into a termination agreement terminating his employment agreement dated January 1, 2004. Simultaneously therewith, Mr. Kang resigned as the Company’s Chief Technology Officer and as director of the Company.

On July 11, 2006, the Company elected Ms. Lorraine Yarde to the Company’s Board of Directors effective immediately.

On August 7, 2006, our board of directors accepted the resignation of Frank Giannuzzi as our Chief Financial Officer and as a member of our Board of Directors and appointed J. Richard Iler to serve as our Chief Financial Officer. Mr. Iler was also elected to the Company’s Board of Directors.

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

Pursuant to an Acquisition Agreement and Plan of Merger dated June 13, 2003 (the “Merger Agreement”), by and among Health & Leisure, Inc (the “Registrant”); Venture Sum, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant (“Mergerco”); and MarketShare Recovery, Inc., a New York corporation, (“MKSR”), Mergerco merged with and into MKSR, and MKSR became a wholly-owned subsidiary of the Registrant. The merger became effective June 13, 2003, however closing of the Agreement occurred on July 15, 2003. Subsequently, Health & Leisure, Inc. filed an amendment to its certificate of incorporation and thereby changed its name to MarketShare Recovery, Inc.

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

On June 1, 2005, Merger Sub filed a Merger Certificate completing the acquisition of bioMetrx Technologies. The consideration for the Merger was 3,554,606 restricted shares of our common stock and the issuance of 45,507 Common Stock Purchase Warrants to the holders of corresponding instruments of bioMetrx Technologies. The Merger was completed according to the terms of the Merger Agreement. Simultaneously with the Merger, certain stockholders of the Company surrendered 552,130 shares of the Company’s common stock which was cancelled and returned to the status of authorized and unissued. In addition, 75,000 shares of the Company’s common stock were deposited by these stockholders into escrow to cover contingent liabilities, if any. As a result of the Merger, bioMetrx Technologies was merged into the Merger Sub and became our wholly owned subsidiary.

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

On June 29, 2006, the Company entered into a Securities Purchase Agreement dated as of June 29, 2006, with four investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of units (the “Units”) consisting of 8% Convertible Notes in the principal amount of $950,000 (“Notes”), Series A Common Stock Purchase Warrants (“A Warrants”) and Series B Common Stock Purchase Warrants (“B Warrants”). In addition, the company entered into an Exchange Agreement with the two investors who purchased $650,000 of the Preferred Stock Units, previously reported on Form 8-K dated April 28, 2006 whereby the Company agreed to issue the Units in exchange for the return and cancellation of the previously issued Preferred Stock Units. Accordingly, at closing the Company issued its 8% Convertible Notes in the aggregate principal amount of $1,600,000, 1,600,000 A Warrants and 800,000 B Warrants to the Investors. The Company also issued an aggregate of 128,000 shares of its common stock to the investors representing one year’s of prepaid interest on the Notes.

           Pursuant to the Selling Agent Letter Agreement between the Company and the Selling Agent, the Selling Agent was paid a cash fee of $95,000 (10% of the aggregate purchase price of the Units sold to the subscribers) in addition to the $75,000 it received on April 28, 2006, inclusive of $10,000 in expenses. The Company also issued the Selling Agent a warrant to purchase 160,000 shares of its common stock on the same terms as the A Warrants. In addition, the Company paid $15,000 to the Selling Agent’s counsel and $32,500 to its counsel.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement.

On July 11, 2006, Mr. Steven Kang resigned as the Company’s Chief Technology Officer and as a director of the company. In connection with his resignation, the Company entered into a termination agreement terminating this employment.

On July 11, 2006, the Company elected Ms. Lorraine Yarde to the Company’s Board of Directors to replace Mr. Kang.

On August 4, 2006, the Company entered into an employment agreement with J. Richard Iler under which Mr. Iler will serve as our Chief Financial Officer. Mr. Iler replaces Mr. Frank Giannuzzi in this position, Mr. Giannuzzi resigned as the Company’s CFO and director on August 7, 2006. Mr. Iler was also elected to the Company’s Board of Directors.

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

bioMETRX, to date, has not introduced its products and services commercially and is considered an entry level market vendor of consumer-based biometric products. bioMETRX has limited assets, significant liabilities and limited business operations. To date, activities have been limited to organizational matters, development of its products and services and capital raising.

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

Results of Operations

From inception (February 1, 2001) through June 30, 2006, bioMETRX has not generated any revenues. During the period from inception (February 1, 2001) through June 30, 2006, bioMETRX had net losses totaling $ 20,660,527. From inception through June 30, 2006, bioMETRX’s general and administrative expenses totaled $ 3,240,186 or 15.7% of total expenses, while for the six months ended June 30, 2006 general and administrative expenses totaled $ 1,082,848 or 13.3 % of total expenses. From inception through June 30, 2006, bioMETRX incurred stock-based compensation of $14,205,063 or 68.8 % of expenses, of which $ 5,157,562 or 63.5 % of total expenses was incurred during the six months ended June 30, 2006. Research and development costs were $1,161,610 or 5.6% of total expenses incurred in the period from inception through June 30, 2006, while research and development costs during the six months ended June 30, 2006 totaled $642,444 or 7.9 % of total expenses.

During the quarter ended June 30, 2006, the Company had $0 revenues. The Company has beta-tested its garage/gate door opener and will begin marketing this product in the near future. This represents the first product the Company intends to commercially market.

During the six months ended June 30, 2006, net losses totaled $8,120,463 compared to $7,955,148 for the same period ending June 30, 2005. For the six months ending June 30, 2006, bioMETRX’s general and administrative expenses totaled $1,082,848, or 13.3% of total operating expenses. During the same six month period in 2005, general and administrative expenses totaled $2,300,432, or 28.9% of total operating expenses.

For the six months ending June 30, 2006, interest expense was $3,961, as compared to $-0- for the six months ending June 30 2005.

Research and development expenses for the six months ending June 30, 2006 was $642,444, compared to $188,270 for the same period in 2005.

Liquidity and Capital Resources

                As of June 30, 2006 bioMETRX had total assets of $1,312,374 and total current assets of $1,144,886. At June 30, 2006 bioMETRX had total liabilities of $1,136,138 and total current liabilities of $1,133,946 bioMETRX’s working capital surplus at June 30, 2006 was $10,940 and an equity surplus of $176,235.

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

On June 29, 2006, the Company entered into a Securities Purchase Agreement dated as of June 29, 2006, with four investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of units (the “Units”) consisting of 8% Convertible Notes in the principal amount of $950,000 (“Notes”), Series A Common Stock Purchase Warrants (“A Warrants”) and Series B Common Stock Purchase Warrants (“B Warrants”). In addition, the company entered into an Exchange Agreement with the two investors who purchased $650,000 of the Preferred Stock Units, previously reported on Form 8-K dated April 28, 2006 whereby the Company agreed to issue the Units in exchange for the return and cancellation of the previously issued Preferred Stock Units. Accordingly, at closing the Company issued its 8% Convertible Notes in the aggregate principal amount of $1,600,000, 1,600,000 A Warrants and 800,000 B Warrants to the Investors. The Company also issued an aggregate of 128,000 shares of its common stock to the investors representing one year’s of prepaid interest on the Notes.

The Notes mature 24 months from the closing. The Notes are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per hare. The Notes are mandatorily convertible into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the daily volume for the same period exceeds 100,000 shares per day. The Company may redeem the Notes for 125% of the principal amount of the Note together with all accrued and unpaid interest provided that (i) an event of default has not occurred, and (ii) an effective registration statement covering the shares underlying the Note exists.

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.75 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share commencing 181 days after issuance and expiring at the close of business on the fifth anniversary of the initial exercise date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledgement, in the form of bona fide purchase order demonstrating that at least $1,000,000 of the Company’s products have been ordered, other than its initial order from a national retailer in the amount of approximately 23,000 garage door opening units, within 181 days after the date of the Securities Purchase Agreement, the B Warrants shall automatically terminate. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

Pursuant to the Selling Agent Letter Agreement between the Company and the Selling Agent, the Selling Agent was paid a cash fee of $95,000 (10% of the aggregate purchase price of the Units sold to the subscribers) in addition to the $75,000 it received on April 28, 2006, inclusive of $10,000 in expenses. The Company also issued the Selling Agent a warrant to purchase 160,000 shares of its common stock on the same terms as the A Warrants. In addition, the Company paid $15,000 to the Selling Agent’s counsel and $32,500 to its counsel.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”) “Share Based Payment, “a revision of Statement No. 123, “Accounting for Stock Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statments”. FIN 46, as revised by FIN 46R in December 2003, addresses the application of ARB No. 51 to VIEs, and generally would require assets, liabilites and results of activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46R shall be applied to all VIEs by the end of the first reporting period ending after December 15, 2004. The Company has determined that FIN 46R has no material impact on its financial statements.

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of December 31, 2005 and as of June 30, 2006.

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

Changes in Internal Controls. During the second quarter of fiscal year 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be material weaknesses, under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the December 31, 2004 financial closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stocks received by customers, payment of commissions with marketable securities, as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004.

Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2005 and for this quarter ended June 30, 2006 fairly present, in all material respects, our financial condition and results of operations.

The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we will contract a full time CPA who will assist our CFO in the preparation of our financial statements, 10-QSB’s and 10-KSB’s. We have completed a full review of our accounting practices and have implemented a number of process improvements. We completed a review of our financial disclosure process and we have implemented needed improvements in this quarter ending June 30, 2006.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

None

Item 2:	Changes in Securities and Use of Proceeds

(a)	None

(b)	None

(c)	On May 4, 2006, the Company issued 20,000 restricted shares of its common stock to Pasadena Capital Partners, LLC pursuant to a Letter of Engagement entered into between the parties on March 17, 2006.

On May 3, 2006, the Company issued 180,000 restricted shares of its common stock to New Castle Consulting, LLC pursuant to a Consulting Agreement entered into between the parties on April 10, 2006.

On May 11, 2006, the Company issued 125,000 restricted shares of its common stock to Santo Santopadre as a settlement of a dispute between Mr. Santopadre and the Company.

On June 29, 2006, the Company entered into a Securities Purchase Agreement dated as of June 29, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, of units (the “Units”) consisting of 8% Convertible Notes in the principal amount of $950,000 (“Notes”), Series A Common Stock Purchase Warrants (“A Warrants”) and Series B Common Stock Purchase Warrants (“B Warrants”). In addition, the company entered into an Exchange Agreement with the two investors who purchased $650,000 of the Preferred Stock Units, previously reported on Form 8-K dated April 28, 2006 whereby the Company agreed to issue the Units in exchange for the return and cancellation of the previously issued Preferred Stock Units. Accordingly, at closing the Company issued its 8% Convertible Notes in the aggregate principal amount of $1,600,000, 1,600,000 A Warrants and 800,000 B Warrants to the Investors. The Company also issued an aggregate of 128,000 shares of its common stock to the investors representing one year’s of prepaid interest on the Notes.

The Notes mature 24 months from the closing. The Notes are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per hare. The Notes are mandatorily convertible into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the daily volume for the same period exceeds 100,000 shares per day. The Company may redeem the Notes for 125% of the principal amount of the Note together with all accrued and unpaid interest provided that (i) an event of default has not occurred, and (ii) an effective registration statement covering the shares underlying the Note exists.

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.75 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share commencing 181 days after issuance and expiring at the close of business on the fifth anniversary of the initial exercise date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledge-ment, in the form of bona fide purchase order demonstrating that at least $1,000,000 of the Company’s products have been ordered, other than its initial order from a national retailer in the amount of approximately 23,000 garage door opening units, within 181 days after the date of the Securities Purchase Agreement, the B Warrants shall automatically terminate. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

Pursuant to the Selling Agent Letter Agreement between the Company and the Selling Agent, the Selling Agent was paid a cash fee of $95,000 (10% of the aggregate purchase price of the Units sold to the subscribers) in addition to the $75,000 it received on April 28, 2006, inclusive of $10,000 in expenses. The Company also issued the Selling Agent a warrant to purchase 160,000 shares of its common stock on the same terms as the A Warrants. In addition, the Company paid $15,000 to the Selling Agent’s counsel and $32,500 to its counsel.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement.

On June 5, 2006 the Company issued 54,201 restricted shares of its common stock to Mark Basile in lieu of indebtedness to Mr. Basile by the Company.

On July 17, 2006, the Company issued 2,827 shares to Mr. Dennis Rutowicz. These shares were issued to Mr Rutowicz to correct a mistake whereby Mr. Rutowicz was accidentally omitted from a list of investors in the Company.

On May 8, 2006, the Company issued an aggregate of 25,000 restricted shares of its common stock to Jane Petri (12,500) and Joseph Panico (12,500) as consideration for making an aggregate of $100,000 loans to the Company.

On July 19, 2006, the Company issued an aggregate of 20,000 restricted shares of its common stock to Jane Petri (10,000) and Joseph Panico (10,000) as an incentive for them extending the maturity dates of their respective loans.

On August 4, 2006, the Company granted J. Richard Iler 400,000 options to purchase shares of its common stock and issued 100,000 shares of its common stock to Mr. Iler as a bonus. 200,000 of the options are exercisable at $1.05 per share and 200,000 options are exercisable at $1.10 per share. The 200,000 options exercisable at $1.05 were issued under the Company’s 2005 Incentive Equity Plan (the “Plan”) and the other 200,000 options were issued outside the Plan. The securities were issued to Mr. Iler pursuant to his employment agreement.

On August 14, 2006, the Company granted Lorraine Yarde 600,000 options to purchase shares of its common stock issued 150,000 shares of its common stock a to Ms. Yarde as a bonus. 200,000 of the options are exercisable at $1.00 per share, 200,000 options are exercisable at $1.25 per share and 200,000 options are exercisable at $1.50 per share. The 200,000 options exercisable at $1.00 were issued under the Plan and the other 400,000 options were issued outside the Plan.

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

On July 11, 2006, the Company and Mr. Steven Kang, the Company’s Chief Technology Officer, entered into a termination agreement terminating his employment agreement dated January 1, 2004. Simultaneously therewith, Mr. Kang resigned as the Company’s Chief Technology Officer and as director of the Company.

On July 11, 2006, the Company elected Ms. Lorraine Yarde to the Company’s Board of Directors effective immediately.

On August 4, 2006, the Company entered into an employment agreement with J. Richard Iler under which Mr. Iler will serve as our Chief Financial Officer for an initial term of three (3) years. The agreement calls for an annual base salary of $180,000 for the first year with annual increases of 15% each year thereafter and a $500 per month car allowance. In addition, the Company granted Mr. Iler 400,000 options to purchase shares of our common stock and issued as a bonus 100,000 shares of the Company’s common stock.

On August 7, 2006, our board of directors accepted the resignation of Frank Giannuzzi as our Chief Financial Officer and as a member of our Board of Directors and appointed J. Richard Iler to serve as our Chief Financial Officer. Mr. Iler was also elected to the Company’s Board of Directors.

On August 14, 2006, the Company entered into a three (3) year employment agreement with Lorraine Yarde, the Company’s Chief Operating Officer. The employment agreement calls for an annual base salary of $150,000 through December 31, 2006, $175,000 for the calendar year 2007 and $200,000 for the remainder of the term of the agreement. In addition, the Company granted Ms. Yarde 600,000 options to purchase shares of its common stock exercisable at $1.00 - 200,000; $1.25 - 200,000; and $1.50 - 200,000, and issued as a bonus 150,000 shares of the Company’s common stock.

The Company has issued approximately 1,300,000 shares of common stock and/or options to purchase shares of its common stock under the Company’s Plan, which exceeds the number of reserved shares under the Plan by approximately 50,000 shares. The Company intends to amend the Plan to increase the number of shares of common stock authorized and reserved for issuance under the Plan.

Item 6.:	Exhibits

(a)	The following exhibits are filed as part of this report:

10.1	Employment Agreement dated August 14, 2006 between the Company and Lorraine Yarde.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMETRX, INC.

Date: August 21, 2006	By:	/s/ Mark Basile
Mark Basile
Chief Executive Officer

By:	/s/ J. Richard Iler
J. Richard Iler
Chief Financial Officer