Form 10QSB
period 2006-09-30
BioMETRX
filed 2006-11-21
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2006	Commission File No. 0-15807

BIOMETRX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	31-1190725
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 North Broadway, Suite 204, Jericho, NY	11753
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:  (516) 937-2828

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

Yes ☒         No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of November 17, 2006 was 8,394,157.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5-6

Notes to the Condensed Consolidated Financial Statements	7-18

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$97,662
Marketable Securities	231
Inventory	507,881
Other Current Assets	7,421

Total Current Assets	613,194

Property and Equipment, net	59,302

Other Assets:
Deferred Finance Costs - net	146,225
Security Deposit	17,045

Total Other Assets	163,270

TOTAL ASSETS	$835,765

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$455,000
Accounts Payable	733,891
Accrued Liabilities	53,416

Total Current Liabilities	1,242,306

Long-Term Liabilities:
8% Convertible Notes, net of unamortized discounts of $1,597,808	203,836

TOTAL LIABILITIES	1,446,142

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized no shares issued and outstanding	-
Common Stock, $.001 par value; 25,000,000 shares authorized 8,294,157 shares issued and outstanding	8,294
Additional Paid-In-Capital	22,998,887
Deferred Finance Costs	(657,613)
Deferred Compensation	(361,563)
Deficit Accumulated in the Development Stage	(22,598,381)

Total Stockholders' Equity	(610,378)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$835,765

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO SEPTEMBER 30, 2006

REVENUES	$-	$-	$-	$-	$-

Costs and Expenses:
General and Administrative Expenses	572,473	266,541	1,655,321	2,566,973	3,812,660
Research and Development Expenses	19,622	71,658	662,066	259,928	1,181,232
Contract Buyouts Issued In Stock	-	-	-	-	356,000
Amortization of Deferred Compensation	642,337	-	1,798,951	-	2,236,937
Amortization of Deferred Finance Costs	336,625		413,784		413,784
Compensatory Element of Stock and Option Issuances	283,701	129,625	5,072,513	5,591,708	14,120,014
Compensatory Element of Stock Issuances - Legal Settlement	-		368,750		368,750

Total Costs and Expenses	1,854,758	467,824	9,971,385	8,418,609	22,489,377

Loss before Other Income (Expense)	(1,854,758)	(467,824)	(9,971,385)	(8,418,609)	(22,489,377)

Other Income (Expense):
Finance Costs	(82,742)	-	(86,703)	-	(93,715)
Unrealized Gain (Loss) on Marketable Securities	(355)	(16,211)	(230)	(20,574)	(6,315)
Total Other Income (Expense)	(83,097)	(16,211)	(86,933)	(20,574)	(100,030)

Loss from Operations	(1,937,855)	(484,035)	(10,058,318)	(8,439,183)	(22,589,407)

Preferred Stock Dividend	-	-	(8,975)	-	(8,975)

Net Loss Allocated to Common Shareholders	$(1,937,855)	$(484,035)	$(10,067,293)	$(8,439,183)	$(22,598,381)

Weighted Average Common Shares - Outstanding	7,992,266	4,324,620	7,262,684	3,710,202

Net Loss per Common Share (Basic and Diluted)	$(0.24)	$(0.11)	$(1.39)	$(2.27)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(10,058,318)	$(8,439,183)	$(22,589,406)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	5,474,262	5,565,625	14,877,763
Amortization of Deferred Compensation	1,781,451		2,219,437
Amortization of Deferred Finance Costs	413,784		413,784
Depreciation	864		864
Unrealized (Gain) Loss on Marketable Securities	230	5,726	6,315

Change in Operating Assets and Liabilities:

(Increase) Decrease in Prepaid Expenses	-	(27,669)	(59,150)
(Increase) in Inventory	(507,881)		(507,881)
(Increase) Decrease in Other Current Assets	54,732	(3,000)	54,732
(Increase) in Security Deposits	(509)	(5,860)	(17,045)
Increase (Decrease) in Accounts Payable	512,008	1,759,320	548,084
Increase (Decrease) in Accrued Liabilities	69,362	10,369	106,365
Increase (Decrease) in Accrued Payroll - Related Parties	-	134,000	960,000
Net Cash Used in Operating Activities	(2,260,015)	(1,000,672)	(3,986,138)

Cash Flows from Investing Activities:

Purchase of Fixed Assets	(60,166)	-	(60,166)

Net Cash Used in Investing Activities	(60,166)	-	(60,166)

Cash Flows from Financing Activities:
Restricted Cash	66,427	(24,126)	(30,000)
Proceeds of Loans	-	-	25,000
Proceeds from Issuance of Notes Payable	1,405,000	-	1,405,000
Advances to Stockholder/Officer	-		(381,598)
Proceeds from Issuance of Preferred Stock	650,000		650,000
Repayment of Related Party Loans	-	(107,490)	(109,736)
Advances to Employee	-		(3,000)
Repayments of Loans	-	(81,816)	(25,000)
Merger Related Advances	-	(75,000)	-
Deferred Finance Costs - Bonds	(107,500)	-	(107,500)
Proceeds from Issuances of Common Stock	372,000	1,440,000	3,096,750
Commissions Paid on Sales of Common Stock	(152,200)	(122,500)	(375,950)
Net Cash Provided by Financing Activities	2,233,727	1,029,068	4,143,966

Net Increase (Decrease) in Cash	(86,454)	28,396	97,662

Cash, Beginning	184,116	31,111	-

Cash, Ending	$97,662	$59,507	$97,662

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$7,012

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Common Stock Issued as Commissions on
Sale of Common Stock	$656,489	$10,000	$1,825,407

Accrued Commissions on Sales of
Sales of Common Stock	$431,706	$52,500	$656,489

Issuance of Common Stock as Payment of Accrued
Officers' Salaries	$108,402	$470,000	$578,402

Issuance of Common Stock - Deferred Finance Costs	$2,248,354	$-	$2,248,354

Issuance of Common Stock - Deferred Compensation	$1,726,000	$310,000	$2,581,000

Application of Loans Receivable - Officer Against
Accrued Compensation	$201,598	$180,000	$851,598

Common Stock Issued as Penalty Shares for
Non-Registration	$558,000	$-	$1,187,000

Cashless Exercise of Stock Options - Related Party	$250,000	$-	$250,000

Accrued Deferred Finance Costs	$(67,948)	$-	$(67,948)

Accrued Finder's Fees - Preferred Stock	$32,500	$-	$32,500

Deferred Finance Costs on the Issuance of Warrants	$182,716	$-	$182,716

Preferred Stock Dividend	$8,975	$-	$8,975

Issuance of Common Stock as Payment of Accrued Expenses	$-	$1,825,000	$1,825,000

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC
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

The Company incurred a net loss of $10,067,293 for the nine months ended September 30, 2006 and has a working capital deficit of $406,541. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At September 30, 2006, the Company had 200,000 unvested options outstanding.

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

On February 8, 2006, the Company entered into a one (1) year consulting agreement with Kuhn, and issued him 250,000 shares of common stock valued at $875,000 under the Company’s 2005 Equity Incentive Plan. Pursuant to the agreement, Mr. Kuhn is to provide the Company with consulting services in connection with corporate finance relations and, introduce the Company to various lending sources, investment advisors, or other members of the financial community with whom he has established relationships

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 14, 2006, the Company filed an amendment to its Certificate of Incorporation to effect a reverse split of all of the outstanding shares of its Common Stock at a ratio of one-for-four and increased the number of authorized shares of its Common Stock to 25,000,000 shares and decrease the par value of the Company’s common stock to $.001 per share. The Company’s amended certificate of incorporation also authorized the issuance of up to 10,000,000 shares of $.01 par value preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. All share and per share data have been retroactively restated to reflect this recapitalization.

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

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Hane Petri and Joseph Panico. The principal and interest of 12% per annum is due on June 21, 2006. The note carries a default rate of 18% per annum. In addition, the Company will issue an aggregate of 25,000 shares of restricted common stock valued at $71,250 to Petri and Panico as deferred debt issuance costs.

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

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 8, 2006, the Company issued an aggregate of 25,000 restricted shares of its common stock to Jane Petri (12,500) and Joseph Panico (12,500) as consideration for extending an aggregate of $100,000 loans to the Company. The Company recorded deferred finance costs of $38,000 in connection with this issuance.

On July 19, 2006, the Company issued an aggregate of 20,000 restricted shares of its common stock to Jane Petri (10,000) and Joseph Panico (10,000) as an incentive for them extending the maturity dates of their respective loans.

On August 4, 2006, the Company granted J. Richard Iler 400,000 options to purchase shares of its common stock and issued 100,000 shares of its common stock valued at $85,000 to Mr. Iler as a bonus. 200,000 of the options are exercisable at $1.05 per share and 200,000 options are exercisable at $1.10 per share. The 200,000 options exercisable at $1.05 were issued under the Company’s 2005 Incentive Equity Plan (the “Plan”) and the other 200,000 options were issued outside the Plan. The securities were issued to Mr. Iler pursuant to his employment agreement. On October 19, 2006, Mr. Iler returned 100,000 options issued under the Plan in exchange for 100,000 options issued outside of the Plan.

On August 14, 2006, the Company granted Lorraine Yarde 600,000 options to purchase shares of its common stock issued 150,000 shares of its common stock valued at $120,000 to Ms. Yarde as a bonus. 200,000 of the options are exercisable at $1.00 per share, 200,000 options are exercisable at $1.25 per share and 200,000 options are exercisable at $1.50 per share. The 200,000 options exercisable at $1.00 were issued under the Plan and the other 400,000 options were issued outside the Plan. On October 19, 2006, Ms. Yarde returned 100,000 options issued under the Plan in exchange for 100,000 options issued outside of the Plan.

On September 21, 2006, the Company issued Jay Pitlake 50,000 shares of its common stock as a finder’s fee in connection with the sale of the units described above.

The Company entered into a Securities Purchase Agreement dated September 18, 2006, with Jane Petri and Joseph Panico relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of the Company’s 10% Promissory Notes due March 15, 2007 in the aggregate principal amount of $400,000, 400,000 Common Stock Purchase Warrants and 160,000 Shares of the Company’s Common Stock. In connection with this transaction the two investors provided the Company with $300,000 and exchanged $100,000 in Notes, described above, that were previously issued by the Company to the investors.

Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on September 15, 2011.

As part of the Private Placement, the Company agreed to register the 400,000 shares of Common Stock underlying the Warrants and the 160,000 shares of the Common Stock issued as part of this Private Placement.

The Company entered into a Securities Purchase Agreement dated September 30, 2006, with Dorothy Christofides ($30,000) and Barry and Marci Mainzer ($25,000) relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of the Company’s 10% Promissory Notes due March 30, 2007 in the aggregate principal amount of $55,000, 55,000 Common Stock Purchase Warrants and 22,000 Shares of the Company’s Common Stock.

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on September 15, 2011.

As part of the Private Placement, the Company agreed to register the 55,000 shares of Common Stock underlying the Warrants and the 22,000 shares of the Common Stock issued as part of this Private Placement.

STOCK OPTIONS:

Stock option share activity and weighted average exercise price under these plans for the nine months ended September 30, 2006 is as follows:

		Weighted
	Number of	Average
2005 Equity Incentive Plan:	Options	Exercise Price

Balance - January 1, 2006	375,000	$2.00
Options Granted in 2006	250,000	$1.00
Options Exercised in 2006	(250,000)	$1.00
Balance - September 30, 2006	375,000	$2.00

		Weighted
	Number of	Average
Other Options:	Options	Exercise Price

Balance - January 1, 2006	25,000	$0.40
Options Granted in 2006	1,000,000	$3.50
Options Expiring in 2006	(18,750)	$0.40
Balance- September 30, 2006	1,006,250	$3.48

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCK WARRANTS:

A summary of warrant activity for the nine months ended September 30, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants	Exercise Price	Warrants	Exercise Price

Balance - January 1,	475,495	$1.62	-	$-

Granted	2,560,000	$1.23	62,500	$2.00
Exercised	(281,250)	$0.80	-	$-
Expired	-		-	$-

Balance September 30,	2,754,245	$1.35	62,500	$2.00

Note 4 -Convertible Notes Payable

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

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded a deferred debt discount in the amount of $1,600,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable conversion Ratios,” to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the vale of the beneficial conversion feature and recorded this amount ($560,000) as a reduction of the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants ($1,040,000) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the nine months ended September 30, 2006 was $203,836, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement. For the quarter ended September 30, 2006 the Company recorded $72,000 as additional finance costs.

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Related Party Transactions

Loans Receivable - Stockholder/Officer

These advances were non-interest bearing, unsecured, and payable on demand. These advances were made to the Company’s CEO and majority stockholder prior the reverse merger by bioMetrx Technologies. During the nine months ended September 30, 2006 the Company applied this loan to accrued salaries-officer.

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

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2004, the Company entered into a four-year employment agreement with Steven Kang. The annual base salary is $120,000 per year. Under the terms of this agreement, any accrued compensation may be converted into shares of the Company’s common stock at $2.00 per share. After the initial term, Mr. Kang’s agreement automatically renews for additional one-year periods. Mr. Kang received 62,500 shares of common stock on the second anniversary of his employment contract.. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors. Mr. Kang resigned during July 2006

Ms. Yarde’s employment agreement, originally entered into in August 2005, and amended in January 2006, in the capacity of Chief Operating Officer, has an initial term of three years commencing on the date of the Amendment. Ms. Yarde’s annual base salary is $150,000 per year. Upon signing the Amendment Ms. Yarde was granted 250,000 options to purchase the Company’s common stock at $.40 per share. After the initial term, Ms. Yarde’s agreement automatically renews for additional one-year periods. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

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

On August 4, 2006, the Company entered into an employment agreement with J. Richard Iler under which Mr. Iler will serve as our Chief Financial Officer for an initial term of three (3) years. The agreement calls for an annual base salary of $180,000 for the first year with annual increases of 15% each year thereafter and a $500 per month car allowance. Pursuant to the employment agreement, the Company granted J. Richard Iler 400,000 options to purchase shares of its common stock and issued 100,000 shares of its common stock to Mr. Iler as a bonus. 200,000 of the options are exercisable at $1.05 per share and 200,000 options are exercisable at $1.10 per share. The 200,000 options exercisable at $1.05 were issued under the Company’s 2005 Incentive Equity Plan (the “Plan”) and the other 200,000 options were issued outside the Plan. Subsequently 100,000 options exercisable at $1.05 were exchanged for non incentive options.

On August 14, 2006, the Company entered into a three (3) year employment agreement with Lorraine Yarde, the company’s Chief Operating Officer. The employment agreement calls for an annual base salary of $150,000 through December 31, 2006, $175,000 for the calendar year 2007 and $200,000 for the remainder of the term of the agreement. Pursuant to the employment agreement, the Company granted Lorraine Yarde 600,000 options to purchase shares of its common stock and issued 150,000 shares of its common stock to Ms. Yarde as a bonus. 200,000 of the options are exercisable at $1.00 per share, 200,000 options are exercisable at $1.25 per share and 200,000 options are exercisable at $1.50 per share. The 200,000 options exercisable at $1.00 were issued under the Companies Incentive Plan and the other 400,000 options were issued outside the Plan. Subsequently 100,000 options exercisable at $1.00 were exchanged for non incentive options.

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Obligations

The Company operates its business in leased facilities. The Company currently leases approximately 3719 square feet for its corporate office facilities located at 500 North Broadway, Jericho, New York for $8,523 with increases annually on January 31. The lease expires January 31, 2010.

Approximate future minimum commitments under these leases are as follows:

Year Ending December 31,
October 1, 2006 to December 31, 2006	$25,568
2007	101,070
2008	109,249
2009	113,074
January 1, 2010 to January 31, 2010	9,449
$358,410

Rent expense under the office leases was approximately $79,147 and $17,213 for the nine months ended September 30, 2006 and 2005, respectively.

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Note 7 - Subsequent Events

On October 20, 2006 the Company entered into a Consulting Agreement with Interactive Resources Group, Inc. (“IRG”). IRG was hired to provide the Company with corporate consulting services in connection with the Company’s corporate finance relations, investor relations to enhance the Company’s visibility in the financial community. The term of the agreement is six months. As compensation, the Company agreed to issue IRG an aggregate of 225,000 shares of its common stock, payable 75,000 on November 1, 2006, 75,000 payable on January 1, 2007 and 75,000 payable on March 1, 2007. The Company has issued the first 75,000 shares.

In addition, the Company agreed to issue three hundred thousand (300,000) common stock purchase warrants which vest on or about January 20, 2007, ninety-one (91) days from the date of the Agreement.

The warrants are exercisable for four years at the following exercise prices:

100,000 at $1.50 per share
100,000 at $2.00 per share
100,000 at $4.00 per share

On October 23, 2006 the Company entered into a Consulting Agreement with Brendan Hopkins (“Hopkins”). As compensation, the Company agreed to issue Hopkins seventy-five thousand (75,000) shares of its common stock payable 25,000 on October 23 2006, 25,000 on November 20, 2006 and 25,000 shares on December 20, 2006. To date, the Company has issued Mr. Hopkins 25,000 shares of its common stock.

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 10, 2006, the Company amended the exercise price of the 1,600,000 Class A Warrants issued to investors in the Company’s private placement in June 2006 from $1.75 to $1.00.

On November 17, 2006, the Company entered into a Securities Purchase Agreement with two(2) investors relating to the issuance and sale of the Company’s 10% Promissory Notes due March 15, 2007 in the aggregate principal amount of 300,000, 99,000 Common Stock Purchase warrants and 300,000 shares of the Company’s Common Stock. In connection with this transaction, the two investors provided the Company with $300,000.

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

On September 18, 2006, the Company entered into a Securities Purchase Agreement with two investors relating to the issuance and sale of the Company’s 10% Promissory Notes due March 15, 2007 in the aggregate principal amount of $400,000, 400,000 Common Stock Purchase warrants and 160,000 shares of the company’s Common Stock. In connection with this transaction, the two investors provided the Company with $300,000 and exchanged $100,000 in Notes that were previously issued by the Company to the investors.

On September 30, 2006, the Company entered into a Securities Purchase Agreement with two investors relating to the issuance and sale of the Company’s 10% Promissory Notes due March 30, 2007 in the aggregate principal amount of $55,000, 55,000 Warrants and 22,000 shares of the Company’s Common Stock.

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

Results of Operations

From inception (February 1, 2001) through September 30, 2006, bioMETRX has not generated any revenues. During the period from inception (February 1, 2001) through September 30, 2006, bioMETRX had net losses totaling $22,589,407. From inception through September 30, 2006, bioMETRX’s general and administrative expenses totaled $3,812,660 or 17.0% of total expenses, while for the nine months ended September 30, 2006 general and administrative expenses totaled $1,655,321 or 16.60_% of total expenses. From inception through September 30, 2006, bioMETRX incurred stock-based compensation of $14,120,014 or 62.8_% of expenses, of which $5,072,513 or 50.9% of total expenses was incurred during the nine months ended September 30, 2006. Research and development costs were $1,181,232 or 5.3% of total expenses incurred in the period from inception through September 30, 2006, while research and development costs during the nine months ended September 30, 2006 totaled $662,066 or 6.6% of total expenses.

During the quarter ended September 30, 2006, the Company had $0 revenues. The Company has beta-tested its garage/gate door opener and will begin marketing this product in the near future. This represents the first product the Company intends to commercially market.

During the nine months ended September 30, 2006, net losses totaled $10,058,318 compared to $8,439,183 for the same period ending September 30, 2005. For the nine months ending September 30, 2006, bioMETRX’s general and administrative expenses totaled $1,655,321, or 16.6% of total operating expenses. During the same nine month period in 2005, general and administrative expenses totaled $2,566,973, or 30.5% of total operating expenses.

For the nine months ending September 30, 2006, interest expense was $86,703, as compared to $-0- for the nine months ending September 30 2005.

Research and development expenses for the nine months ending September 30, 2006 was $662,066, compared to $259,928 for the same period in 2005.

Liquidity and Capital Resources

 As of September 30, 2006 bioMETRX had total assets of $835,765 and total current assets of $613,194. At September 30, 2006 bioMETRX had total liabilities of $1,446,142 and total current liabilities of $1,242,306. bioMETRX’s had negative working capital at September 30, 2006 of $(629,112) and an equity deficit of $610,378.

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

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Hane Petri and Joseph Panico. The principal and interest of 12% per annum was due on June 21, 2006. The note carried a default rate of 18% per annum. In addition, the Company issued 25,000 restricted shares of common stock to Petri and Panico as debt issuance costs at a cost of $71,250.

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

The Notes mature 24 months from the closing. The Notes are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per share. The Notes are mandatorily convertible into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the daily volume for the same period exceeds 100,000 shares per day. The Company may redeem the Notes for 125% of the principal amount of the Note together with all accrued and unpaid interest provided that (i) an event of default has not occurred, and (ii) an effective registration statement covering the shares underlying the Note exists.

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.75 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. On October 10, 2006 the Company amended the exercise price of the 1,600,000 Class A Warrant from $1.75 to $1.00. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share commencing 181 days after issuance and expiring at the close of business on the fifth anniversary of the initial exercise date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledgement, in the form of bona fide purchase order demonstrating that at least $1,000,000 of the Company’s products have been ordered, other than its initial order from a national retailer in the amount of approximately 23,000 garage door opening units, within 181 days after the date of the Securities Purchase Agreement, the B Warrants shall automatically terminate. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

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

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement. For the period ended September 30, 2006 a total of $72,000 has been accrued as finance costs to reflect these provisions.

The Company entered into a Securities Purchase Agreement dated September 18, 2006, with Jane Petri and Joseph Panico relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of the Company’s 10% Promissory Notes due March 15, 2007 in the aggregate principal amount of $400,000, 400,000 Common Stock Purchase Warrants and 160,000 Shares of the Company’s Common Stock. In connection with this transaction the two investors provided the Company with $300,000 and exchanged $100,000 in Notes, described above, that were previously issued by the Company to the investors.

Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on September 15, 2011.

As part of the Private Placement, the Company agreed to register the 400,000 shares of Common Stock underlying the Warrants and the 160,000 shares of the Common Stock issued as part of this Private Placement.

The Company entered into a Securities Purchase Agreement dated September 30, 2006, with two investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of the Company’s 10% Promissory Notes due March 30, 2007 in the aggregate principal amount of $55,000, 55,000 Common Stock Purchase Warrants and 22,000 Shares of the Company’s Common Stock.

Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on September 15, 2011.

As part of the Private Placement, the Company agreed to register the 55,000 shares of Common Stock underlying the Warrants and the 22,000 shares of the Common Stock issued as part of this Private Placement.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R) “Share Based Payment, “a revision of statement No. 123, “Accounting for Stock Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company adopted SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation of or all new or modified grants after the date of adoption.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, (“FIN No. 46”), “Consolidation of Variable Interest Entities” (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statement”. FIN 46, as revised by FIN 46R in December 2003, addresses the application of ARB No. 51 to VIEs, and generally would require assets, liabilities and result of activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46R shall be applied to all VIEs by the end of the first reporting period ending after December 15, 2004. The Company has determined that FIN 46R has no material impact on its financial statements.

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of December 31, 2005 and as of September 30, 2006.

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

Changes in Internal Controls. During the third quarter of fiscal year 2006, primarily as a result of the appointment of our new Chief Financial Officer, we took the following actions during the quarter ended September 30, 2006:

•
Preparing appropriate written documentation of our financial control procedures. The Company began this process during the quarter ended September 30, 2006. The Company intends to complete written documentation of its financial control procedures during the fiscal year ended December 31, 2006;

•
During the quarter ended September 30, 2006 we hired an outside accounting consultant who has acted as our interim controller. This individual recently passed away and the Company is actively recruiting a full time controller to be added to our finance department. The Company will aggressively seek to recruit and hire a controller and expects to complete this process during the quarter ended December 31, 2006;

•
Scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions. The Company began training its accounting staff during the quarter ended September 30, 2006;

•
Strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively. The Company began this process during the quarter ended September 30, 2006. The Company intends to complete the strengthening of its internal review procedure during the fiscal year ended December 31, 2006;

•	Adequate procedures to properly accrue for goods and services are continuing to be added through training and oversight.

We cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting. We currently are unable to determine when the above-mentioned material weaknesses will be fully remediated. However, because remediation will not be completed until we have added finance staff and strengthened pertinent controls, we believe the aforementioned material weakness and significant deficiencies may continue to exist. The Company has yet to develop procedures to adequately assess financial statement and disclosure reporting requirements so that regulatory filings are accurate and complete.

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

On October 10, 2006, the Company amended the exercise price of the 1,600,000 Class A Warrants from $1.75 to $1.00.

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

On August 4, 2006, the Company granted J. Richard Iler 400,000 options to purchase shares of its common stock and issued 100,000 shares of its common stock to Mr. Iler as a bonus. 200,000 of the options are exercisable at $1.05 per share and 200,000 options are exercisable at $1.10 per share. The 200,000 options exercisable at $1.05 were issued under the Company’s 2005 Incentive Equity Plan (the “Plan”) and the other 200,000 options were issued outside the Plan. The securities were issued to Mr. Iler pursuant to his employment agreement. On October 19, 2006, Mr. Iler returned 100,000 options issued under the Plan in exchange for 100,000 options issued outside of the Plan.

On August 14, 2006, the Company granted Lorraine Yarde 600,000 options to purchase shares of its common stock issued 150,000 shares of its common stock a to Ms. Yarde as a bonus. 200,000 of the options are exercisable at $1.00 per share, 200,000 options are exercisable at $1.25 per share and 200,000 options are exercisable at $1.50 per share. The 200,000 options exercisable at $1.00 were issued under the Plan and the other 400,000 options were issued outside the Plan. On October 19, 2006, Ms. Yarde returned 100,000 options issued under the Plan in exchange for 100,000 options issued outside of the Plan.

On September 21, 2006, the Company issued Jay Pitlake 50,000 shares of its common stock as a finder’s fee in connection with the sale of the units described above.

The Company entered into a Securities Purchase Agreement dated September 18, 2006, with Jane Petri and Joseph Panico relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of the Company’s 10% Promissory Notes due March 15, 2007 in the aggregate principal amount of $400,000, 400,000 Common Stock Purchase Warrants and 160,000 Shares of the Company’s Common Stock. In connection with this transaction the two investors provided the Company with $300,000 and exchanged $100,000 in Notes, described above, that were previously issued by the Company to the investors.

Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on September 15, 2011.

As part of the Private Placement, the Company agreed to register the 400,000 shares of Common Stock underlying the Warrants and the 160,000 shares of the Common Stock issued as part of this Private Placement.

The Company entered into a Securities Purchase Agreement dated September 30, 2006, with Dorothy Christofides ($30,000) and Barry and Marci Mainzer ($25,000) relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of the Company’s 10% Promissory Notes due March 30, 2007 in the aggregate principal amount of $55,000, 55,000 Common Stock Purchase Warrants and 22,000 Shares of the Company’s Common Stock.

Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on September 15, 2011.

As part of the Private Placement, the Company agreed to register the 55,000 shares of Common Stock underlying the Warrants and the 22,000 shares of the Common Stock issued as part of this Private Placement.

On October 20, 2006, the Company issued 75,000 shares of its common stock to Interactive Resources Group, Inc. (“IRG”) pursuant to a consulting agreement between the Company and IRG.

On October 23, 2006 the Company issued 25,000 shares of its common stock to Brendan Hopkins (“Hopkins”) pursuant to a consulting agreement between the Company and Hopkins. These shares were issued pursuant to the Company’s Plan.

On November 17, 2006, the Company entered into a Securities Purchase Agreement with Jane Petri and Joseph Panico relating to the issuance and sale in a private placement exempt from the registration requirements of the Securities Act of the Company’s 10% Promissory Notes due March 15, 2007 in the aggregate principal amount of $300,000, 99,000 Common Stock Purchase warrants and 300,000 shares of the Company’s Common Stock. In connection with this transaction, the two investors provided the Company with $300,000.

Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.25 per share commencing on the date of issuance and expiring at the close of business on September 15, 2011.

As part of the Private Placement, the Company agreed to register the 99,000 shares of Common Stock underlying the warrant and the 3000,000 shares of the Common Stock issued as part of this Private Placement.

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

On October 20, 2006 the Company entered into a Consulting Agreement with Interactive Resources Group, Inc. (“IRG”). IRG was hired to provide the Company with corporate consulting services in connection with the Company’s corporate finance relations, investor relations to enhance the Company’s visibility in the financial community. The term of the agreement is six months. As compensation, the Company agreed to issue IRG an aggregate of 225,000 shares of its common stock, payable 75,000 on November 1, 2006, 75,000 payable on January 1, 2007 and 75,000 payable on March 1, 2007. The Company has issued the first 75,000 shares. In addition, the Company agreed to issue three hundred thousand (300,000) common stock purchase warrants which vest on or about January 20, 2007, ninety-one (91) days from the date of the Agreement.

The warrants are exercisable for four years at the following exercise prices:

100,000 at $1.50 per share
100,000 at $2.00 per share
100,000 at $4.00 per share

On October 23, 2006 the Company entered into a Consulting Agreement with Brendan Hopkins (“Hopkins”). As compensation, the Company agreed to issue Hopkins seventy-five thousand (75,000) shares of its common stock payable 25,000 on October 23 2006, 25,000 on November 20, 2006 and 25,000 shares on December 20, 2006. To date, the Company has issued Mr. Hopkins 25,000 shares of its common stock.

 Item 6.: Exhibits

(a)	The following exhibits are filed as part of this report:

	10.1	Consulting Agreement dated October 20, 2006 between the Company and Interactive Resources Group, Inc.

	10.2	Consulting Agreement dated October 23, 2006 between the Company and Brendan Hopkins

	10.3	Form of Warrant issued to Interactive Resources Group, Inc.

	10.4	Form of Warrant issued to Investors

	10.5	Form of Securities Purchase Agreement entered into between the Company and Investors

	10.6	Form of Note issued by the Company to Investors

	31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

	31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 21, 2006	BIOMETRX, INC.

	By:	/s/ Mark Basile
Mark Basile Chief Executive Officer

By:	/s/ J. Richard Iler
J. Richard Iler
Chief Financial Officer