Form 10KSB/A
period 2005-12-31
BioMETRX
filed 2006-11-30
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

EXPLANATORY NOTE

bioMETRX, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 19, 2006 solely for the purpose of providing information in response to comments from the Securities and Exchange Commission. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way discussions contained in the original Form 10-KSB.

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

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to a written consent of a majority of the Company’s shareholders, the Company approved an amendment to its Certificate of Incorporation, effective March 14, 2006, which (a) reverse split the outstanding shares of the Company’s common stock one-for-four on; and (b) increased the number of shares of common stock the Company is authorized to issue to 25,000,000 and (c) decreased the par value to $.001.

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

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	1,040,625

Total	0	0	1,040,625

In December 2005, our board approved our 2005 Equity Incentive Plan (the “2005 Plan”) and set aside 1,250,000 shares for grants pursuant to incentive and non-qualified stock options, stock appreciation rights, restricted stock awards and performance stock awards. The 2005 Plan has not been approved by our stockholders and accordingly, no “incentive stock options,” as defined in the Internal Revenue Code, can be granted until such approval is obtained. The 2005 Plan is currently administered by our board of directors. On January 5, 2006 the Company issued an aggregate of 209,375 shares under the Plan to employees and consultants. As of December 31, 2005 there were no options to purchase shares outstanding under the 2005 Plan.

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

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 12a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our management including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officer, to allow timely decisions regarding required disclosure. During the fourth quarter ending Decmeber 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Options/ SARS (#)	All Other Compen- sation ($)

Mark Basile	2005	$360,000	-	-		187,500	-
President, CEO and Chairman	2004	$360,000	-	-		-	-
	2003	$360,000	-	-		-	-

Steven Kang	2005	$120,000	$12,000	-	$1,825,000(1)	187,500	-
Chief Technology Officer;	2004	$120,000	-	-		-	-
Director	2003	-	-	-		-	-

Lorraine Yarde	2005	$33,334	-	-		25,000	-
Chief Operating Officer	2004	-	-	-		-	-
	2003	-	-	-		-	-

(1) On July 5, 2005, Mr. Kang was issued 125,000 shares of the Company’s common stock. The Company’s common stock was $14.60 on the date of the issuance.

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

bioMETRX, INC.

Dated: November ____, 2006	By:	/s/ Mark Basile
Mark Basile, Chief Executive Officer