Form 10QSB/A
period 2006-09-30
BioMETRX
filed 2006-11-30
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

bioMETRX, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 21, 2006 solely for the purpose of providing information in response to comments from the Securities and Exchange Commission. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events after the filing of the original Form 10-QSB, or modify or update in any way discussions contained in the original Form 10-QSB.

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

Item 3: Controls and Procedures

Pursuant to provisions of the Securities Exchange Act of 1934, the Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, for the Company. They have designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to them by others within the Company, particularly during the periods when the Company’s quarterly and annual reports are being prepared. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, and for all periods subsequent to December 31, 2004 our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Controls. During the second quarter of fiscal year 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be material weaknesses, under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the December 31, 2004 financial closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stock issued, payment of commissions with marketable securities, as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004. Given the material weaknesses occurred prior to the acquisition of bioMetrx and the appointment of new management, the Company’s new management did not consider the Company’s prior material weaknesses in determining that our controls and procedures were effective as of June 30, 2006.

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the period ended June 30, 2006

PART II - OTHER INFORMATION

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

 Item 6.: Exhibits

(a)	The following exhibits were filed as part of the 10-QSB filed on August 21, 2006

	10.1	Consulting Agreement dated October 20, 2006 between the Company and Interactive Resources Group, Inc.

	10.2	Consulting Agreement dated October 23, 2006 between the Company and Brendan Hopkins

	10.3	Form of Warrant issued to Interactive Resources Group, Inc.

	10.4	Form of Warrant issued to Investors

	10.5	Form of Securities Purchase Agreement entered into between the Company and Investors

	10.6	Form of Note issued by the Company to Investors

	31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

	31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 30, 2006	BIOMETRX, INC.

	By:	/s/ Mark Basile
Mark Basile Chief Executive Officer

By:	/s/ J. Richard Iler
J. Richard Iler
Chief Financial Officer