Form 10QSB/A
period 2006-06-30
BioMETRX
filed 2006-12-01
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

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

EXPLANATORY NOTE

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

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the period ended June 30, 2006.

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

(a)    The following exhibits were filed as part of the 10-QSB filed on August 21, 2006:

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