Form 10QSB/A
period 2005-06-30
BioMETRX
filed 2007-02-09
CIK 774657

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


                                 BIOMETRX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


             Delaware                                    31-1190725
-------------------------------------         ----------------------------------
      (State or jurisdiction                   (IRS Employer Identification No.)
   of incorporation or organization)


500 North Broadway, Suite 204, Jericho, NY                     11753
------------------------------------------                     -----
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:    (516) 937-2828


                           MarketShare Recovery, Inc.
               95 Broadhollow Road, Suite 101, Melville, NY 11747
   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                EXPLANATORY NOTE

         bioMETRX, Inc. (the "Company") is filing this Form 10-QSB/A to amend certain parts of the cover page, Part I, Items 1, 2 and 3 of the Form 10-QSB for the quarter ended June 30, 2005, which was previously filed with the Securities and Exchange Commission (the "SEC") on September 1, 2005, as amended on September 7, 2005. This amendment is being filed to restate the financial statements for the quarter ended June 30, 2005 to reflect the impact of stock options and warrants that were originally treated as deferred charges.


         Except for the amendments described above, this Form 10-QSB/A does not modify or update the disclosures in, or exhibits to, the Form 10-QSB.


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)


Condensed Consolidated Balance Sheet                                     3

Condensed Consolidated Statements of Operations                          4


Condensed Consolidated Statements of Changes in Stockholders'
Deficit                                                                  5


Condensed Consolidated Statements of Cash Flows                          6-7


Notes to the Condensed Consolidated Financial Statements                 8-13

                  MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     June 30, 2005
                                   (Unaudited)

ASSETS
Current Assets:
     Cash                                                           $   572,139
     Restricted Cash                                                     79,699
     Marketable Securities                                                2,182
     Loans Receivable- Stockholder/Officer                              466,344
                                                                    -----------

          Total Current Assets                                        1,120,364

Other Assets:
     Security Deposit                                                     2,860
                                                                    -----------

TOTAL ASSETS                                                        $ 1,123,224
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Accounts Payable and Accrued Expenses                          $ 2,077,183
     Payroll Taxes Payable                                               24,609
     Commissions Payable                                                 52,500
     Accrued Compensation - Stockholder/Officers                        610,000
                                                                    -----------

          Total Current Liabilities                                   2,764,292
                                                                    -----------

          TOTAL LIABILITIES                                           2,764,292
                                                                    -----------

Commitments and Contingencies

Stockholders' Deficit:
Preferred Stock, $.10 par value; 10,000,000 shares
  authorized, 0 issued and outstanding                                       --
       Common Stock, $.001 par value;
       50,000,000 shares authorized,
       16,749,458 shares issued and
       outstanding                                                       16,749
     Additional Paid-In Capital                                       8,163,867
     Deferred Compensation                                             (210,000)
     Deficit Accumulated During the Development Stage                (9,611,684)
                                                                    -----------

          Total Stockholders' Deficit                                (1,641,068)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 1,123,224
                                                                    ===========



The accompanying notes are an integral part of these financial statements.

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                          FOR THE PERIOD
                                           THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS     FEBRUARY 1, 2001
                                               ENDED          ENDED           ENDED           ENDED       (INCEPTION) TO
                                           JUNE 30, 2004   JUNE 30, 2005   JUNE 30, 2004   JUNE 30, 2005   JUNE 30, 2005
                                           ------------    ------------    ------------    ------------    ------------
REVENUES                                   $         --    $         --    $         --    $         --    $         --
                                           ------------    ------------    ------------    ------------    ------------
EXPENSES:
General and Administrative Expenses             152,345       7,560,230         307,168       7,841,682       9,261,375
Research and Development Expenses                    59         155,908          31,697         188,270         345,946
Unrealized Loss on Marketable Securities             --              --              --           4,363           4,363
                                           ------------    ------------    ------------    ------------    ------------

TOTAL EXPENSES                                  152,404       7,716,138         338,865       8,034,315       9,611,684
                                           ------------    ------------    ------------    ------------    ------------

NET LOSS                                   $   (152,404)   $ (7,716,138)   $   (338,865)   $ (8,034,315)   $ (9,611,684)
                                           ============    ============    ============    ============    ============

Weighted Average Shares Outstanding          11,750,196      15,541,234      11,705,118      14,135,478
                                           ============    ============    ============    ============

Net Loss per Share
  (Basic and Diluted)                      $      (0.01)   $      (0.50)   $      (0.03)   $      (0.57)
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


                                                                                                                        Deficit
                                                                                                                       Accumulated
                                                                                                          Additional    During the
                                                                               Common        Stock         Paid-In      Development
                                                                               Shares        Amount        Capital        Stage
                                                                             -----------   -----------   -----------    -----------
BALANCE, January 1, 2005                                                       9,540,999   $     9,541   $ 1,015,209    $(1,577,369)

Common Stock issued at $.40 per share                                            500,000           500       199,500             --
Common Stock issued at $.50 per share                                            850,000           850       424,150             --
Common Stock issued at $1.00 per share                                           105,000           105       104,895             --
Common Stock issued for services                                                 500,000           500       499,500             --
Common Stock issued for services                                                 100,000           100        99,900             --
Common Stock issued for payment of accrued salaries                              940,000           940       469,060             --
Commission paid on sales of common stock                                              --            --      (105,000)            --
Common Stock issued as commissions on sales of common stock                       40,000            40           (40)            --
Amortization of deferred compensation                                                 --            --            --             --
Effect of recapitalization due to reverse merger                               3,240,125         3,240      (317,374)            --
Common Stock issued at $.75 per share                                            933,334           933       699,067             --
Commission on sales of common stock                                                   --            --       (70,000)            --
Issuance of common stock purchase options for services                                --            --       420,000             --
Issuance of common stock purchase options for services                                --            --     4,725,000             --
Net loss for the six months ended June 30, 2005                                       --            --            --     (8,034,315)
                                                                             -----------   -----------   -----------    -----------

BALANCE, June 30, 2005                                                        16,749,458   $    16,749   $ 8,163,867    $(9,611,684)
                                                                             ===========   ===========   ===========    ===========


                                                                                  Deferred
                                                                                Compensation      Total
                                                                                -----------    -----------
BALANCE, January 1, 2005                                                        $    (6,250)   $  (558,869)

Common Stock issued at $.40 per share                                                    --        200,000
Common Stock issued at $.50 per share                                                    --        425,000
Common Stock issued at $1.00 per share                                                   --        105,000
Common Stock issued for services                                                         --        500,000
Common Stock issued for services                                                    100,000
Common Stock issued for payment of accrued salaries                                      --        470,000
Commission paid on sales of common stock                                                 --       (105,000)
Common Stock issued as commissions on sales of common stock                              --             --
Amortization of deferred compensation                                                 6,250          6,250
Effect of recapitalization due to reverse merger                                         --       (314,134)
Common Stock issued at $.75 per share                                                    --        700,000
Commission on sales of common stock                                                      --        (70,000)
Issuance of common stock purchase options for services                             (210,000)       210,000
Issuance of common stock purchase options for services                                   --      4,725,000
Net loss for the six months ended June 30, 2005                                          --     (8,034,315)
                                                                                -----------    -----------

BALANCE, June 30, 2005                                                          $  (210,000)   $(1,641,068)
                                                                                ===========    ===========


The accompanying notes are an integral part of these financial statements

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                         FOR THE PERIOD
                                                                                                         FEBRUARY 1, 2001
                                                                  SIX MONTHS ENDED   SIX MONTHS ENDED    (INCEPTION) TO
                                                                    JUNE 30, 2005      JUNE 30, 2004      JUNE 30, 2005
                                                                   ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
Net Loss                                                           $    (8,034,315)   $      (338,865)   $    (9,611,684)
    Adjustment to reconcile net loss
      to net cash used in operating activities:
    Compensatory Element of Stock and
      Option Issuances                                                   5,541,250             29,166          5,960,000
    Unrealized Loss on Marketable Securities                                 4,363                 --              4,363
        Increase (Decrease) in operating assets and liabilities:
        Security Deposit                                                    (2,860)                --             (2,860)
        Accounts Payable and Accrued Expenses                            1,810,866                 --          1,896,240
        Payroll Taxes Payable                                               (2,025)            12,650             24,609
        Accrued Compensation-Stockholder/Officers                          240,000            240,000          1,080,000
                                                                   ---------------    ---------------    ---------------
            Net Cash Used in Operating Activities                         (442,721)           (57,049)          (649,332)
                                                                   ---------------    ---------------    ---------------

Financing Activities:
    Repayments of Loans from Officer                                      (109,736)                --           (109,736)
    Restricted Cash                                                        (34,699)                --            (34,699)
    Proceeds of loans                                                           --             25,000                 --
    Loan payments to stockholder                                          (104,316)          (135,807)          (466,344)
    Proceeds from Sales of Common Stock                                  1,430,000            174,750          2,029,750
    Merger Related Advances                                                (75,000)                --            (75,000)
    Expenses on Sale of Common Stock                                      (122,500)                --           (122,500)
                                                                   ---------------    ---------------    ---------------
        Net Cash provided by Financing Activities                          983,749             63,943          1,221,471
                                                                   ---------------    ---------------    ---------------

Net Increase in Cash                                                       541,028              6,894            572,139

Cash, Beginning                                                             31,111                116                 --
                                                                   ---------------    ---------------    ---------------

Cash, Ending                                                       $       572,139    $         7,010    $       572,139
                                                                   ===============    ===============    ===============



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
                                                     ==================   ==================   ==================

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
     Common Stock Issed as Commissions on
       Sale of Common Stock                          $           10,000   $               --   $          443,250
                                                     ==================   ==================   ==================

     Accrued Commissions on Sales of
       Sales of Common Stock                         $           52,500   $               --   $           52,500
                                                     ==================   ==================   ==================

     Issuance of Common Stock as Payment of
       Accrued Officers' Salaries                    $          470,000   $               --   $          470,000
                                                     ==================   ==================   ==================

     Issuance of Common Stock for Services -
       Deferred Compensation                         $          210,000   $               --   $          210,000
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


NOTE 9 - RESTATEMENT

         The Company has amended this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 to reflect the impact of the following current period change. Common stock purchase options and warrants that were originally deferred being charged to operations for a net charge of $79,167. The following schedule provides disclosure of the effects of the restatement.

                             June 30, 2005
                             as previously   June 30, 2005
                               reported       as corrected       Change
                              ------------    ------------    ------------

Total Assets                  $  1,123,224    $  1,123,224    $         --
                              ------------    ------------    ------------

Total Liabilities             $  2,764,292    $  2,764,292    $         --
                              ------------    ------------    ------------

Total Stockholders' Deficit   $ (1,641,068)   $ (1,641,068)   $         --
                              ------------    ------------    ------------

                        For the Six     For the Six
                        Months Ended    Months Ended
                       June 30, 2005
                        as previously   June 30, 2005
                          reported       as corrected         Change
                        -------------    -------------    -------------
Net Loss                $  (7,955,148)   $  (8,034,315)   $     (79,167)
                        -------------    -------------    -------------

Loss Per Common Share   $        (.56)   $        (.57)   $        (.01)
                        -------------    -------------    -------------

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


            From inception (February 1, 2001) through June 30, 2005, bioMetrx has not generated any revenues. During the period from inception (February 1,2001) through June 30, 2005, bioMetrx had net losses totaling $9,611,684. During the three months ended June 30, 2005, net losses totaled $7,716,138. From inception through June 30, 2005, bioMetrx' general and administrative expenses totaled $9,261,375 or 96.4% of total expenses, while for the three months ended June 30, 2005 general and administrative expenses totaled $7,560,230 or 98.0% of total expenses. From inception through June 30, 2005, bioMetrx incurred salaries and stock-based compensation of $7,040,000 or 73.2% of expenses, of which $5,781,250 or 74.9% of total expenses was incurred during the three months ended June 30, 2005. Research and development costs were $345,946 or 3.6% of total expenses incurred in the period from inception through June 30, 2005, while research and development costs during the three months ended June 30, 2005 totaled $155,908 or 2.0% of total expenses.


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


            Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we were confident that our consolidated financial statements for the year ended December 31, 2004 and for the quarter ended June 30, 2005 fairly presented, in all material respects, our financial condition and results of operations. However, as a result of reviewing the Company's consolidated financial statements for the year ended December 31, 2005 it was discovered that the Company had deferred certain charges related to the issuance of stock options and compensation based warrants that should have been charged in this quarter, the net charge in this quarter resulted in additional loss of $79,167. As a result, the Company has restated its financial statements for the quarter ended June 30, 2005

            The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we will contract a CPA who will assist our CFO in the preparation of our financial statements, 10-QSB's and 10-KSB's. We have completed a full review of our revenue recognition policy and practices and have implemented a number of process improvements. We completed a review of our financial disclosure process and we will continue to make the needed improvements.

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



Dated:   February 9, 2007                  BIOMETRX, INC.


                                            By: /s/ Mark Basile
                                                ---------------------------
                                                Mark Basile
                                                Chief Executive Officer


                                            By: /s/ J.Richard Iler
                                                ---------------------------
                                                J.Richard Iler
                                                Chief Financial Officer