Form 10QSB/A
period 2005-09-30
BioMETRX
filed 2007-02-09
CIK 774657

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

                                 BIOMETRX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Delaware                             31-1190725
      -------------------------           ---------------------------------
      (State or jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


500 North Broadway, Suite 204, Jericho, NY             11753
---------------------------------------------        ----------
(Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code: (516) 937-2828
--------------------------------------------------- --------------

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                EXPLANATORY NOTE

      bioMETRX, Inc. (the "Company") is filing this Form 10-QSB/A to amend certain parts of the cover page, Part 1, Items 1, 2 and 3 of the Form 10-QSB for the quarter ended September 30, 2005, which was previously filed with the Securities and Exchange Commission (the "SEC") on November 18, 2005. This amendment is being filed to restate the financial statements for the quarter ended September 30, 2005 to reflect the impact of the following changes during this period (i) penalty shares issued and valued at $230,000 that was originally charged to additional paid-in capital have been charged to operations; and (ii) common stock purchase options and warrants that were originally deferred have been charged to operations during this period for a net change of $298,125.

      Except for the amendments described above, this Form 10-QSB/A does not modify or update the disclosures in, or exhibits to, the Form 10-QSB.


                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet                                     3

Condensed Consolidated Statements of Operations                          4

Condensed Consolidated Statements of Cash Flows                          5-6


Notes to the Condensed Consolidated Financial Statements                 7-14

                MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
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
                                                          ------------

Commitments and Contingencies

Stockholders' Deficit:
Preferred Stock, $.10 par value; 10,000,000 share
  authorized, 0 issued and outstanding
Common Stock, $.001 par value;                                  17,459
       50,000,000 shares authorized,
       17,458,999 shares issued and
       outstanding
     Additional Paid-In-Capital                             10,480,657
     Deferred Compensation                                    (140,000)
     Deficit Accumulated During the Development Stage      (10,544,677)
                                                          ------------

Total Stockholders' Deficit                                   (186,561)
                                                          ------------

TOTAL LIABILITIES &
STOCKHOLDERS DEFICIT                                      $    367,579
                                                          ============




The accompanying notes are an integral part of these financial statements.

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                           THREE            THREE             NINE               NINE          FOR THE PERIOD
                                           MONTHS           MONTHS           MONTHS             MONTHS        FEBRUARY 1, 2001
                                           ENDED            ENDED             ENDED              ENDED         (INCEPTION) TO
                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                            2005               2004             2005             2004              2005
                                        ------------      ------------      ------------      ------------      ------------
REVENUES                                          --                --                --                --                --
                                        ------------      ------------      ------------      ------------      ------------

Expenses:
General and Administrative Expenses          845,124           144,766         8,686,806           451,934        10,106,499
Research and Development Expenses             71,658            44,817           259,928            76,514           417,604
Unrealized Loss on
Marketable Securities                         16,211                --            20,574                --            20,574
                                        ------------      ------------      ------------      ------------      ------------

TOTAL EXPENSES                               932,993           189,583         8,967,308           528,448        10,544,677
                                        ------------      ------------      ------------      ------------      ------------

NET LOSS                                $   (932,993)     $   (189,583)     $ (8,967,308)     $   (528,448)     $(10,544,677)
                                        ============      ============      ============      ============      ============

Weighted Average Shares
Outstanding                               17,298,480        12,058,188        14,840,808        14,840,808
                                        ============      ============      ============      ============

Net Loss per Share
   (Basic and Diluted)                  $      (0.05)     $      (0.02)     $      (0.60)     $      (0.04)
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

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                     FOR THE PERIOD
                                                          NINE MONTHS            NINE MONTHS        FEBRUARY 1, 2001
                                                             ENDED                  ENDED            (INCEPTION) TO
                                                       SEPTEMBER 30, 2005      SEPTEMBER 30, 2004   SEPTEMBER 30, 2005
                                                         ----------------      ----------------      ----------------
Cash Flows from Operating Activities:
Net Loss                                                 $     (8,967,308)     $       (528,448)     $    (10,544,677)
    Adjustment to reconcile net loss
      to net cash used in operating activities:
    Compensatory Element of Stock and                           6,093,750                43,750             6,512,500
      Option Issuances
     Unrealized Loss on Marketable Securities                       5,726                     0                 5,726
           Increase (Decrease) in operating
              assets and liabilities:
      Employee Loan Receivable                                     (3,000)                   --                (3,000)
      Prepaid Expenses                                            (27,669)                   --               (27,669)
      Security Deposit                                             (5,860)                   --                (5,860)
      Accounts Payable and Accrued Expenses                     1,759,320                    --             1,844,694
      Payroll Taxes Payable                                        10,369                 5,220                37,003
      Accrued Compensation- Stockholder/Officers                  134,000               315,000               914,000
                                                         ----------------      ----------------      ----------------
            Net Cash Used in Operating Activities              (1,000,672)             (164,478)           (1,267,283)
                                                         ----------------      ----------------      ----------------

Financing Activities
      Repayment of Loans from Officer                            (107,490)                   --              (107,490)
      Restricted Cash                                             (24,126)                   --               (24,126)
      Proceeds of loans                                                --                    --                    --
      Loan Payments to stockholder                                (81,816)             (146,840)             (383,844)
      Proceeds from Sales of Common Stock                       1,440,000               327,500             2,039,750
      Merger Related Advances                                     (75,000)                   --               (75,000)
      Expenses on Sales of Common Stock                          (122,500)                   --              (122,500)
                                                         ----------------      ----------------      ----------------
           Net Cash provided by Financing Activities            1,029,068               180,660             1,326,790
                                                         ----------------      ----------------      ----------------

Net Increase (Decrease) in Cash                                    28,396                16,182                59,507

Cash, Beginning                                                    31,111                   116                    --
                                                         ----------------      ----------------      ----------------

Cash, End                                                $         59,507      $         16,298      $         59,507
                                                         ================      ================      ================



The accompanying notes are an integral part of these financial statements.

                   MARKETSHARE RECOVERY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)


                                                                                                   FOR THE PERIOD
                                                        NINE MONTHS           NINE MONTHS          FEBRUARY 1, 2001
                                                           ENDED                 ENDED              (INCEPTION) TO
                                                     SEPTEMBER 30, 2005     SEPTEMBER 30, 2004     SEPTEMBER 30, 2005
                                                      -----------------     -----------------     -----------------
Supplemental Cash Flow Information:
Cash Paid During the Period for:
      Interest                                        $              --     $              --     $              --
                                                      =================     =================     =================

      Income Taxes                                    $              --     $              --     $              --
                                                      =================     =================     =================

Supplemental Disclosure of Cash Flow Information:
Non-Cash Financing Activities:
      Common Stock issued as Commissions on
         Sale of Common Stock                         $          10,000     $              --     $         443,250
                                                      =================     =================     =================

      Accrued Commissions on Sales of
         Common Stock                                 $          52,500     $              --     $          52,500
                                                      =================     =================     =================

       Issuance of Common Stock as Payment of
          Accrued Officers' Salaries                  $         470,000     $              --     $         470,000
                                                      =================     =================     =================

       Issuance of Common Stock for Services-
          Deferred Compensation                       $         390,000     $              --     $         390,000
                                                      =================     =================     =================

       Application of Loans Receivable- Officer
          Against Accrued Compensation                $         180,000     $              --     $         180,000
                                                      =================     =================     =================
s
       Issuance of Common Stock in Payment of
          Accrued Expenses                            $       1,825,000     $              --     $       1,825,000
                                                      =================     =================     =================



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


NOTE 9 - RESTATEMENT



         The Company has amended this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 to reflect the impact of the following current period changes: (i) penalty shares issued and valued at $230,000 that were originally charged to additional paid-in capital have been charged to operations; and (ii) common stock purchase options and warrants that were originally deferred have been charged to operations for a net charge of $298,125. The following schedule provides disclosure of the effects of the restatement.

                                    September 30, 2005   September 30,
                                      as previously         2005
                                        reported         as corrected        Change
                                      ------------      ------------      ------------
Total Assets                          $    367,579      $    367,579      $         --
                                      ------------      ------------      ------------

Total Liabilities                     $    554,140      $    554,140      $         --
                                      ------------      ------------      ------------

Total Stockholders' Deficit           $   (186,561)     $   (186,561)     $         --
                                      ------------      ------------      ------------

                             For the             For the
                        Nine Months Ended   Nine Months Ended
                        September 30, 2005   September 30,
                          as previously         2005
                            reported         as corrected          Change
                          -------------      -------------      -------------
Net Loss                  $  (8,439,183)     $  (8,967,308)     $    (528,125)
                          -------------      -------------      -------------

Loss Per Common Share     $        (.56)     $        (.60)     $        (.04)
                          -------------      -------------      -------------

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

RESULTS OF OPERATIONS


            From inception (February 1, 2001) through September 30, 2005, bioMetrx has not generated any revenues. During the period from inception (February 1, 2001) through September 30, 2005, bioMetrx had net losses totaling $10,544,677. During the three months ended September 30, 2005, net losses totaled $932,993. From inception through September 30, 2005, bioMetrx' general and administrative expenses totaled $10,106,499 or 95.8% of total expenses, while for the three months ended September 30, 2005 general and administrative expenses totaled $845,124 or 90.6% of total expenses. From inception through September 30, 2005, bioMetrx stock-based compensation of $6,512,500 or 61.8% of expenses, of which $129,625 or 13.9% of total expenses was incurred during the three months ended September 30, 2005. Research and development costs were $417,604 or 3.9% of total expenses incurred in the period from inception through September 30, 2005, while research and development costs during the three months ended September 30, 2005 totaled $71,658 or 7.7% of total expenses.

      During the quarter ended September 30, 2005, the Company had $0 revenues. The Company has beta-tested its garage/gate door opener and will begin marketing this product in the near future. this represents the first product the Company intends to commercially market.


            During the three and nine months ended September 30, 2005, net losses totaled $932,993 and $8,967,308, respectively. For the three and nine months ending September 30, 2005, bioMETRX' general and administrative expenses totaled $845,124 and $8,686,806, respectively, or 90.6% and 95.8% of total operating expenses. During the same three and nine month periods in 2004, general and administrative expenses totaled $144,766 and $451,934 respectively, or 76.3% and 85.5% of total operating expenses. The increase was mostly attributable to an increase in professional expenses relating to general corporate matters. For the three and nine months ending September 30, 2005 we incurred salaries of $134,000 and $378,833, respectively, or 14.3% and 4.2% of total operating expenses as compared to the three and nine months ended September 30, 2004 of $120,000 and $360,000, or 63.3% and 68.1% of total operating expenses. The increase was due to the addition of additional personnel necessary to continue the growth goals of the Company.


      For the three and nine months ending September 30, 2005, interest expense was $0 and $6,425, respectively, as compared to $0 and $0 for the three and nine months ending September 30, 2004.


      Research and development expenses for the three and nine months ending September 30, 2005 was $71,658 and $259,928, respectively, or 7.7% and 2.9% of total operating expenses, compared to $44,817 and $76,514, respectively, or 23.7% and 14.5% of total operating expenses for the same periods in 2004.


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

            Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we were confident that our consolidated financial statements for the year ended December 31, 2004 and for the quarter ended September 30, 2005 fairly presented, in all material respects, our financial condition and results of operations. However, as a result of reviewing the Company's consolidated financial statements for the year ended December 31, 2005 it was discovered that the Company had deferred certain charges related to the issuance of stock options and compensation based warrants that should have been charged in this quarter resulting in a net charge during this quarter of $298,125 and classified the issuance of approximately $230,000 worth of the Company's common stock issued as penalty shares as additional paid-in capital that should have been charged to operations. As a result, the Company is reporting an additional loss of $528,125.

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



Dated: February 9, 2005               BIOMETRX, INC.



                                       By:  /s/ Mark Basile
                                          -----------------------
                                          Mark Basile
                                          Chief Executive Officer



                                       By:  /s/ J.Richard Iler
                                          -----------------------
                                          J.Richard Iler
                                          Chief Financial Officer