Form 10KSB/A
period 2005-12-31
BioMETRX
filed 2007-02-09
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A2

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

EXPLANATORY NOTE

bioMETRX, Inc. (the “Company”) is filing this Form 10-KSB/A2 to amend parts of the cover page, Part I, Item 3 “Legal Proceedings”, Part II, Item 6 “Management Discussion and Analysis, Item 7 “Financial Statements,” Item 8A “Controls and Procedures,” and Item 10 “Executive Compensation” of Form 10-KSB for the year ended December 31, 2005, which was previously filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2006 and amended on November 30, 2006. This amendment is being filed primarily to restate the financial statements for the year ended December 31, 2005 to reflect the following changes: (i) penalty shares issued and valued at $629,000 that were originally charged to additional paid-in-capital have been charged to operations; (ii) compensation-based stock options and warrants that were originally deferred have been charged to operations for a net charge of $222,500; and (iii) the settlement of threatened litigation has been accrued an charged to operations I the amount of $368,750.

Except for the amendments described above, this Form 10-KSB/A2 does not modify or update the disclosures in, or exhibits to, the Form 10-KSB.

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

Item 3. Legal Proceedings

On May 11, 2006, the Company issued 125,000 restricted shares of its common stock valued at $368,750 to Santo Santopadre as a settlement of a dispute between the Company and Mr. Santopadre. The dispute related to a finder’s fee due Mr. Santopadre in connection with certain equity financing introduced to the Company by Mr. Santopadre. Mr. Santopadre never filed an action against the Company and the foregoing represents a negotiated settlement.

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

From inception (February 1, 2001) through December 31, 2005, bioMETRX has not generated any revenues. During the period from inception (February 1, 2001) through December 31, 2005, bioMETRX had net losses totaling $13,751,338. During the year ended December 31, 2005, net losses totaled $12,173,969. From inception through December 31, 2005, bioMETRX’ general and administrative expenses totaled $12,494,325 or 90.9% of total expenses, while for the year ended December 31, 2005 general and administrative expenses totaled $11,074,632 or 91.0% of total expenses. From inception through December 31, 2005, bioMETRX incurred stock-based compensation of $10,385,001 or 75.5% of expenses, of which $10,072,501 or 82.7% of total expenses was incurred during the year ended December 31, 2005. Research and development costs were $519,166 or 3.8% of total expenses incurred in the period from inception through December 31, 2005, while research and development costs during the year ended December 31, 2005 totaled $361,490 or 3.0% of total expenses.

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

The consolidated financial statements for the year ended December 31, 2005 have been restated (see Note 10).

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
April 7, 2006

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

Current Assets:
Cash	184,116
Restricted Cash	66,427
Marketable Securities	461
Loans Receivable- Stockholder/ Officer	201,598
Loans Receivable- Employee	3,000
Prepaid Expenses	59,153

Total Current Assets	514,755

Other Assets:
Security Deposit	16,536

TOTAL ASSETS	$531,291

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	221,883
Accrued Taxes Payable	37,003
Accrued Payroll - Related Parties	310,000
Accrued Settlement of Threatened Litigation	368,750
Commissions Payable	224,783

Total Current Liabilities	1,162,419

TOTAL LIABILITIES	1,162,419

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized no shares issued and outstanding
Common Stock, $.001 par value; 25,000,000 shares authorized 5,947,914 shares issued and outstanding	5,948
Additional Paid-In-Capital	13,308,776
Deferred Compensation	(194,514)
Deficit Accumulated in the Development Stage	(13,751,338)

Total Stockholders' Deficit	(631,128)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$531,291

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005

REVENUES	$-	$-	$-

Costs and Expenses:
General and Administrative Expenses	11,074,632	639,639	12,494,325
Research and Development Expenses	361,490	128,575	519,166
Contract Buyouts Issued In Stock	356,000	-	356,000
Settlement of Threatened Litigation	368,750	-	368,750
Total Costs and Expenses	12,160,872	768,214	13,738,241

Loss before Other Income (Expense)	(12,160,872)	(768,214)	(13,738,241)

Other Income (Expense)
Interest Expense	(7,012)	-	(7,012)
Unrealized Loss on Marketable Securities	(6,085)	-	(6,085)
Total Other Income (Expense)	(13,097)	-	(13,097)

NET LOSS	$(12,173,969)	$(768,214)	$(13,751,338)

Weighted Average Common Shares Outstanding	4,026,446	2,973,003

Net Loss per Common Share (Basic and Diluted)	$(3.02)	$(0.26)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2005	FOR THE YEAR ENDED DECEMBER 31, 2004	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005 (UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(12,173,969)	$(768,214)	$(13,751,338)
Adjustment to reconcile net loss to net cash used in operating activities:

Compensatory Element of Stock and Warrant Issuances	10,072,501	-	10,385,001
Amortization of Deferred Compensation	201,736	58,333	307,986
Unrealized Loss on Marketable Securities	6,085	-	6,085

Change in Operating Assets and Liabilities:
(Increase) in Security Deposits	(16,536)	-	(16,536)
(Increase) in Prepaid Expenses	(59,150)	-	(59,150)
Increase in Accrued Taxes Payable	10,369	16,206	37,003
Increase (Decrease) in Accrued Expenses	(49,298)	85,374	36,076
Increase in Accrued Settlement of Threatened Litigation	368,750	-	368,750
Increase in Accrued Payroll - Related Parties	180,000	420,000	960,000
Net Cash Used in Operating Activities	(1,459,512)	(188,301)	(1,726,123)

Cash Flows from Financing Activities:
Restricted Cash	(96,427)	-	(96,427)
Proceeds of Loans		25,000	25,000
Advances to Stockholder/Officer	(79,570)	(142,704)	(381,598)
Repayment of Related Party Loans	(109,736)		(109,736)
Advances to Employee	(3,000)	-	(3,000)
Repayments of Loans	-	(25,000)	(25,000)
Proceeds from Issuances of Common Stock	2,125,000	362,000	2,724,750
Commissions Paid on Sales of Common Stock	(223,750)	-	(223,750)
Net Cash Provided by Investing Activities	1,612,517	219,296	1,910,239

Net Increase in Cash	153,005	30,995	184,116

Cash, Beginning	31,111	116	-

Cash, Ending	$184,116	$31,111	$184,116

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$7,012	$-	$7,012

Income Taxes	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Common Stock Issued as Commissions on
Sale of Common Stock	$725,668	$208,750	$1,168,918

Accrued Commissions on Sales of
Sales of Common Stock	$224,783	$-	$224,783

Issuance of Common Stock as Payment
of Accrued Officers' Salaries	$650,000	$-	$650,000

Common Stock Issued as Settlement of Threatened
Litigation	$368,750	$-	$368,750

Issuance of Common Stock - Deferred Compensation	$390,000	$-	$390,000

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
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

BIOMETRX TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - (continued)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005
	Common Stock
	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Deferred Compensation	Total
Common Stock issued as commissions on sales of common stock valued at $4.40 per share	164,924	165	725,500	-	-	725,665
		-	(725,665)	-	-	(725,665)
Effect of recapitalization due to reverse merger	810,031	810	(319,804)			(318,994)
Penalty shares issued to Related Party in connection with non-registration valued at $4.80 per share	25,000	25	119,975			120,000

Penalty shares issued to Related Party in connection with non-registration valued at $4.80 per share	25,000	25	119,975			120,000

Penalty shares issued to Related Party in connection with non-registration valued at $3.20 per share	25,000	25	79,975			80,000

Penalty shares issued to Related Party in connection with non-registration valued at $7.96 per share	25,000	25	198,975			199,000

Penalty shares issued to Related Party in connection with non-registration valued at $4.40 per share	25,000	25	109,975			110,000

Issuance of 25,000 Common Stock purchase options for services - Related Party @ $7.20 per share.			180,000		(180,000)	-
Issuance of 18,750 Common Stock purchase options for services - Related Party @ $6.30 per share.			157,500		(105,000)	52,500
Issuance of 18,750 Common Stock purchase options for services - Related Party @ $6.30 per share.			157,500		(105,000)	52,500
Issuance of 62,500 Common Stock purchase options for services @ $4.04 per share.			252,500			252,500
Issuance of 25,000 Common Stock purchase options for services - Related Party @ $4.00 per share.			100,000			100,000

Amortization of deferred compensation.	-	-	-	-	201,736	201,736
Commissions paid on sales of common stock.	-	-	(223,750)	-	-	(223,750)
Commissions accrued on sale of Common Stock			(224,783)			(224,783)
Net loss for the period ended December 31, 2005	-	-	-	(12,173,969)	-	(12,173,969)

BALANCE, December 31, 2005	5,947,914	$5,948	$13,308,776	$(13,751,338)	$(194,514)	$(631,128)

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

Note 2 - Basis of Presentation

The Company is a development stage company with no revenues and has incurred net losses of $12,173,969 and $768,214 during the years ended December 31. 2005 and 2004 respectively. In addition, the Company has a working capital deficiency of $647,664 and a stockholders’ deficiency of $631,128 at December 31, 2005 These factors raises substantial doubt about the Company’s ability to continue as a going concern.

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

	For the Year Ended December 31,
	2005	2004
Net Loss Applicable to Common Stockholders, as reported	$(12,173,969)	$(768,214)
Add: stock-based employee compensation expense included in reported net loss applicable to common stockholders	5,220,000	-

Less: total stock-based employee compensation expense determined under the fair value-based method of all awards	5,280,938	-

Proforma Net Loss Applicable to Common Stockholders	$(12,234,907)	$(768,214)

Basic and Diluted Net Loss Applicable to Common Stockholders:
As reported	$(3.02)	(.26)
Proforma	$(3.04)	(.26)

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

Loss per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The common stock issued and outstanding with respect to the pre-merger Marketshare stockholders has been included since January 1, 2004. Diluted loss per common share is the same as basic loss per share, as the effect of potentially diluted securities are anti-dilutive.

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

In 2005 the Company issued 175,000 shares of common stock valued at $2.00 per share to Mark Basile/CEO for accrued payroll owed him. The Company issued 60,000 shares of common stock valued at $2.00 cents per share to Steven Kang for accrued payroll owed him.

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

During 2005, the Company sold 175,000 shares of common stock for $350,000, ($2.00 per share) to a related party.

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

During 2005, the Company issued 125,000 shares of common stock valued at $629,000 to a related party as a penalty for non registration of shares.

On July 5, 2005 the Company’s Board of Directors resolved to the following common stock and stock option issuances:

•	125,000 shares of common stock to an officer valued at $1,825,000.
•	187,500 common stock purchase options, exercise price $2.00 per share, to an officer valued at $2,362,500.
•	187,500 common stock purchase options, exercise price $2.00 per share, to the Company’s CEO valued at $2,362,500.

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

Settlement of Threatened Litigation

In 2006 the Company agreed to settle a monetary claim arising in November 2005 made by a former consultant. The Company agreed to settle such claim by issuing to the former consultant 125,000 shares of common stock. Such shares have been valued at $368,750 and have been accrued at December 31, 2005 and charged to operations (see Note 10).

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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 - RESTATEMENT

The Company previously issued December 31, 2005 consolidated financial statements which have been restated to reflect the following changes: (i) penalty shares issued and valued at $629,000 that were originally charged to additional paid-in capital have been charged to operations; (ii) common stock purchase options and warrants that were originally deferred have been charged to operations for a net charge of $222,500; (iii) a settlement of threatened litigation has been accrued and charged to operations in the amount of $368,750. The following schedule provides disclosure of the effects of the restatement.

	December 31, 2005	December 31, 2005
	as previously reported	as corrected	Change

Total Assets	$531,291	$531,291		$-

Total Liabilities	$793,669	$1,162,419		$368,750

Total Stockholders’ Deficit	$ (262,378)	$ (631,128)	$	(368,750)

	For the Year Ended	For the Year Ended
	December 31, 2005	December 31, 2005
	as previously reported	as corrected	Change

Net Loss	$(10,953,719)	$(12,173,969)		$(1,220,250)

Loss Per Common Share	$ (2.72)	$ (3.02)	$	( .30)

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

However, as a result of reviewing the Company’s consolidated financial statements for the year ended December 31, 2005, the Company’s CFO and its independent auditor discovered that penalty shares issued and valued at $629,000 that were originally charged to additional paid-in capital have been charged to operations, compensation-based stock options and warrants that were originally deferred have been charged to operations for a net charge of $222,500 and a settlement of a threatened legal action has been accrued and charged to operation in the amount of $368,750. As a result, the Company is reporting an additional loss of $1,220,250.

The material weaknesses have been discussed in detail among management, our board of directors and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. In that regard we will contract a CPA who will assist our CFO in the preparation of our financial statements, 10-QSB’s and 10-KSB’s. We have completed a full review of our accounting practices and we intend on implementing process improvements in the future. We completed a review of our financial disclosure process and we will continue to make the needed improvements.

During the fourth quarter ending December 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Options/ SARS (#)		All Other Compen- sation ($)

Mark Basile	2005	$360,000	-	-		187,500	(2)	-
President, CEO and Chairman	2004	$360,000	-	-		-		-
	2003	$360,000	-	-		-		-

Steven Kang	2005	$120,000	$12,000	-	$1,825,000(1)	187,500	(2)	-
Chief Technology Officer;	2004	$120,000	-	-		-		-
Director	2003	-	-	-		-		-

Lorraine Yarde	2005	$33,334	-	-		25,000	(2)	-
Chief Operating Officer	2004	-	-	-		-		-
	2003	-	-	-		-		-

(1) On July 5, 2005, Mr. Kang was issued 125,000 shares of the Company’s common stock. The Company’s common stock was $14.60 on the date of the issuance.

(2) The estimated fair value of these awards are $2,362,500 for Messrs. Kang and Basile and $180,000 for Ms. Yarde.

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

bioMETRX, INC.

Dated: February 9, 2007	By:	/s/ Mark Basile
Mark Basile, Chief Executive Officer