Form 10QSB/A
period 2006-03-31
BioMETRX
filed 2007-02-09
CIK 774657

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

EXPLANATORY NOTE

bioMETRX, Inc. (the “Company”) is filing this Form 10-QSB/A to amend certain parts of the cover page, Part I, Items 1, 2 and 3 of the Form 10-QSB for the quarter ended March 31, 2006, which was previously filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2006. This amendment is being filed to restate the financial statements for the quarter ended March 31, 2006 to reflect the impact of the following changes during this period (i) penalty shares issued and valued at $285,750 that was originally charged to additional paid-in-capital have been charged to operations; and (ii) common stock purchase options and warrants that were originally deferred have been charged to operations during this period for a net change of $922,318.

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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$86,853
Restricted Cash	56,427
Marketable Securities	603
Prepaid Expenses	17,800
Loans Receivable- Stockholder/ Officer	201,598
Loans Receivable- Employee	3,000

Total Current Assets	366,281

Property and Equipment, net	11,471

Other Assets:
Security Deposit	14,076

TOTAL ASSETS	$391,828

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes Payable	$100,000
Accounts Payable	227,392
Accrued Payroll Taxes Payable	35,269
Accrued Settlement of Threatened Litigation	368,750
Accrued Payroll - Related Parties	310,000
Commissions Payable	656,489

Total Current Liabilities	1,697,900

TOTAL LIABILITIES	1,697,900

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized no shares issued and outstanding	-
Common Stock, $.001 par value; 25,000,000 shares authorized 7,112,492 shares issued and outstanding	6,987
Additional Paid-In-Capital	19,520,593
Debt Issuance Expense	(65,313)
Deficit Accumulated in the Development Stage	(20,768,339)

Total Stockholders' Deficit	(1,306,072)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$391,828

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2006	FOR THE THREE MONTHS ENDED MARCH 31, 2005	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO MARCH 31, 2006

REVENUES	$-	$-	$-

Costs and Expenses:
General and Administrative Expenses	6,873,784	332,452	19,368,109
Research and Development Expenses	142,755	32,362	661,921
Contract Buyouts Issued In Stock	-	-	356,000
Settlement of Threatened Litigation	-	-	368,750
Total Costs and Expenses	7,016,539	364,814	20,754,780

Loss before Other Income (Expense)	(7,016,539)	(364,814)	(20,754,780)

Other Income (Expense)
Interest Expense	(605)	(2,165)	(7,617)
Unrealized Gain (Loss) on Marketable Securities	143	(14,847)	(5,942)
Total Other Income (Expense)	(462)	(17,012)	(13,559)

NET LOSS	$(7,017,001)	$(381,826)	$(20,768,339)

Weighted Average Common Shares Outstanding	6,496,756	3,168,861

Net Loss per Common Share (Basic and Diluted)	$(1.08)	$(0.12)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)	FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(7,017,001)	$(381,826)	$(20,768,339)
Adjustment to reconcile net loss to net cash used in operating activities:

Compensatory Element of Stock and Warrant Issuances	6,365,077	14,583	17,058,064
Amortization of Deferred Debt Issuance Expense	5,938		5,938
Depreciation	80	-	80
Unrealized (Gain) Loss on Marketable Securities	(142)	-	5,943

Change in Operating Assets and Liabilities:

(Increase) Decrease in Prepaid Expenses	41,353	-	(17,797)
(Increase) in Security Deposits	2,460	(2,860)	(14,076)
Increase (Decrease) in Accrued Expenses	73,458	(11,948)	109,534
Increase in Accrued Taxes Payable	(1,734)	14,355	35,269
Increase in Accrued Settlement of Threatened Litigation	-	-	368,750
Increase in Accrued Payroll - Related Parties	-	55,000	960,000
Net Cash Used in Operating Activities	(530,511)	(312,696)	(2,256,634)

Cash Flows from Investing Activities:

Purchase of Fixed Assets	(11,552)	-	(11,552)

Net Cash Used in Operating Activities	(11,552)	-	(11,552)

Cash Flows from Financing Activities:
Restricted Cash	10,000	(320,000)	(86,427)
Proceeds of Loans		-	25,000
Proceeds from Notes Payable	100,000		100,000
Advances from (to) Stockholder/Officer	-	40,624	(381,598)
Repayment of Related Party Loans	-	-	(109,736)
Advances to Employee	-	-	(3,000)
Repayments of Loans	-	-	(25,000)
Proceeds from Issuances of Common Stock	372,000	705,000	3,096,750
Commissions Paid on Sales of Common Stock	(37,200)	-	(260,950)
Net Cash Provided by Investing Activities	444,800	425,624	2,355,039

Net Increase (Decrease) in Cash	(97,263)	112,928	86,853

Cash, Beginning	184,116	31,111	-

Cash, Ending	$86,853	$144,039	$86,853

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)	FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Common Stock Issued as Commissions on
Sale of Common Stock	$-	$-	$1,168,918

Accrued Commissions on Sales of
Sales of Common Stock	$431,706	$105,000	$656,489

Issuance of Common Stock as Payment
of Accrued Officers' Salaries	$-	$-	$650,000

Issuance of Common Stock - Debt Issuance	$71,250	$-	$71,250

Cashless Exercise of Stock Options - Related Party	$250,000	$-	$250,000

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

The Company incurred a net loss of $7,017,001 for the three months ended March 31, 2006. In addition, the Company had a working capital deficiency of $1,331,619 and a stockholders’ deficit of $1,306,072 at March 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair value previously calculated for disclosure purposes. At March 31, 2006, the Company had 6,250 unvested options outstanding.

The Company has elected to use the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption. During the three months ended March 31, 2006, options were awarded to certain officers of the Company (see Note 4). As a result of these awards and the implementation of SFAS 123(R) the Company recorded compensation expense of $4,788,813 for the three months ended March 31, 2006. The fair value of the options at the date of grant was calculated using the Black-Scholes fair value based method using the following average assumptions (expected life - 4 years; interest rate - 3.1%; annual rate of dividends - 0%; and volatility - 155%).

Employee options outstanding and exercisable by price range as of March 31, 2006 were as follows:

			Weighted
	Number of	Average	Weighted
	Outstanding and	Remaining	Average
	Exercisable	Contractual Life	Exercise
Range of	Options	In Years	Price

$2.00	625,000	5.25	$2.00
$3.00	250,000	5.25	3.00
$4.00	250,000	5.25	4.00
$5.00	250,000	5.25	5.00
	1,375,000	5.25	$3.09

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

NOTE 8 - RESTATEMENT

In February 2007, the Company amended its Annual Report on Form 10-KSB/A for the year ended December 31, 2005. For a full discussion on the nature of these restatements, these financial statements should be read in conjunction with the financial statements and notes thereto included in the amended filing. The Company has amended this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 to reflect the impact of these changes and the following current period changes: (i) penalty shares issued and valued at $285,750 that were originally charged to additional paid-in capital have been charged to operations; and (ii) common stock purchase options and warrants that were originally deferred have been charged to operations for a net charge of $922,318. The following schedule provides disclosure of the effects of the restatement.

	March 31, 2006
	(after giving effect to
	the December 31, 2005	March 31, 2006
	restatement)	as corrected	Change

Total Assets	$391,828	$391,828	$-

Total Liabilities	$1,697,900	$1,697,900	$-

Total Stockholders’ Deficit	$ (1,306,072)	$ (1,306,072)	$-

	For the Three Months Ended	For the Three Months Ended
	March 31, 2006	March 31, 2006
	as previously reported	as corrected	Change

Net Loss	$ (5,808,933)	$ (7,017,001)		$(1,208,068)

Loss Per Common Share	$ ( .89)	$ (1.08)	$	( .19)

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

Results of Operations

From inception (February 1, 2001) through March 31, 2006, bioMetrx has not generated any revenues. During the period from inception (February 1, 2001) through March 31, 2006, bioMetrx had net losses totaling $20,768,339. During the three months ended March 31, 2006, net losses totaled $7,017,001. From inception through March 31, 2006, bioMetrx’ general and administrative expenses totaled $19,368,109 or 93.3% of total expenses, while for the three months ended March 31, 2006 general and administrative expenses totaled $6,873,784 or 98.0% of total expenses. From inception through March 31, 2006, bioMetrx stock-based compensation of $17,058,064 or 82.1% of expenses, of which $6,365,077 or 90.7% of total expenses was incurred during the three months ended March 31, 2006. Research and development costs were $661,921 or 3.2% of total expenses incurred in the period from inception through March 31, 2006, while research and development costs during the three months ended March 31, 2006 totaled $142,755 or 2.0% of total expenses.

During the quarter ended March 31, 2006, the Company had $0 revenues. The Company has beta-tested its garage/gate door opener and will begin marketing this product in the near future. this represents the first product the Company intends to commercially market.

During the three months ended March 31, 2006, net losses totaled $7,017,001 as compared to a net loss of $381,826 for the three months ended March 31, 2005. For the three months ending March 31, 2006, bioMETRX’ general and administrative expenses totaled $6,873,784, or 98.0% of total operating expenses. During the same three month period in 2005, general and administrative expenses totaled $332,452, or 87.1% of total operating expenses. The increase was mostly attributable to an increase in professional expenses relating to general corporate matters. For the three months ending March 31, 2006 we incurred salaries of $5,346,200, or 76.2% of total operating expenses as compared to the three months ended March 31, 2005 of $120,000, or 31.4% of total operating expenses. The increase was due to the addition of additional personnel necessary to continue the growth goals of the Company.

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

As of March 31, 2006 bioMETRX had total assets of $391,828 and total current assets of $366,281. At March 31, 2006 bioMETRX had total liabilities of $1,697,900 and total current liabilities of $1,697,900 bioMETRX’ working capital deficit at March 31 2006 was $1,331,619 and an equity deficiency of $1,306,072.

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

Given these material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we were confident that our consolidated financial statements for the year ended December 31, 2005 and for the quarter ended March 31, 2006 fairly presented, in all material respects, our financial condition and results of operations. However, as a result of reviewing the Company’s consolidated financial statements for the year ended December 31, 2005 it was discovered that the Company had deferred certain charges related to the issuance of stock options and compensation based warrants that should have been charged in this quarter resulting in a net charge during this quarter of $922,318 and classified the issuance of approximately $285,750 worth of the Company’s common stock issued as penalty shares as additional paid-in capital that should have been charged to operations. As a result, the Company is reporting an additional loss of $1,208,068.

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
.

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