Form 10QSB/A
period 2006-06-30
BioMETRX
filed 2007-02-09
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB/A2

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended
June 30, 2006	Commission File No. 0-15807

BIOMETRX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	31-1190725
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 North Broadway, Suite 204, Jericho, NY	11753
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:  (516) 937-2828

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

EXPLANATORY NOTE

bioMETRX, Inc. (the “Company”) is filing this Form 10-QSB/A2 to amend certain parts of the cover page, Part I, Items 1, 2 and 3 and Part II, Item 1 of the Form 10-QSB for the quarter ended June 30, 2006, which was previously filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2006 and amended on November 30, 2006. This amendment is being filed to restate the financial statements for the quarter ended June 30, 2006 to reflect the following changes: (i) penalty shares issued and valued at $473,250 that were originally charged to additional paid-in-capital have been charged to operations; (ii) compensation-based stock options and warrants that were originally deferred have been charged to operations for a net charge of $1,241,694; (iii) the reversal of a current period expense that was recorded in the amended December 31, 2005 financial statements in the amount of $368,750; (iv) the amortization of debt discounts on convertible promissory notes payable in the amount of $3,325; and (v) the reversal of previously recorded unamortized discounts in the amount of $385,933.

Except for the amendments described above, this Form 10-QSB/A2 does not modify or update the disclosures in, or exhibits to, the Form 10-QSB.
PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5-6

Notes to the Condensed Consolidated Financial Statements	7-17

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS
Current Assets:
Cash	$730,617
Marketable Securities	585
Inventory	390,805
Other Current Assets	22,878

Total Current Assets	1,144,886

Property and Equipment, net	17,944

Other Assets:
Deferred Finance Costs - net	126,500
Security Deposit	23,045

Total Other Assets	149,545

TOTAL ASSETS	$1,312,374

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	100,000
Accounts Payable	915,613
Accrued Liabilities	118,334
-

Total Current Liabilities	1,133,947

Long-Term Liabilities:
8% Convertible Notes, net of unamortized discounts of $1,211,875.	388,125

TOTAL LIABILITIES	1,522,072

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized no shares issued and outstanding	-
Common Stock, $.001 par value; 25,000,000 shares authorized 7,862,157 shares issued and outstanding	7,862
Additional Paid-In-Capital	23,431,033
Deferred Finance Costs	(418,300)
Deficit Accumulated in the Development Stage	(23,230,294)

Total Stockholders' Equity	(209,698)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,312,374

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2006	FOR THE THREE MONTHS ENDED JUNE 30, 2005	FOR THE SIX MONTHS ENDED JUNE 30, 2006	FOR THE SIX MONTHS ENDED JUNE 30, 2005	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO JUNE 30, 2006

REVENUES	$-	$-	$-	$-	$-

Costs and Expenses:
General and Administrative Expenses	1,875,370	7,560,230	8,743,217	7,841,682	21,237,541
Research and Development Expenses	499,689	155,908	642,444	188,270	1,161,610
Contract Buyouts Issued In Stock	-	-	-	-	356,000
Settlement of Threatened Litigation	-	-	-	-	368,750
Amortization of Deferred Finance Costs	74,547	-	80,485	-	80,485

Total Costs and Expenses	2,449,605	7,716,138	9,466,145	8,029,952	23,204,385

Loss before Other Income (Expense)	(2,449,605)	(7,716,138)	(9,466,145)	(8,029,952)	(23,204,385)

Other Income (Expense):
Interest Expense	(3,356)	-	(3,961)	-	(10,972)
Unrealized Gain (Loss) on Marketable Securities	(18)	-	125	(4,363)	(5,960)
Total Other Income (Expense)	(3,374)	-	(3,836)	(4,363)	(16,932)

Income from Operations	(2,452,980)	(7,716,138)	(9,469,982)	(8,034,315)	(23,221,318)

Preferred Stock Dividend	(8,975)	-	(8,975)	-	(8,975)

Net Loss Allocated to Common Shareholders	$(2,461,955)	$(7,716,138)	$(9,478,957)	$(8,034,315)	$(23,230,294)

Weighted Average Common Shares - Outstanding	7,282,597	3,885,309	6,891,848	3,533,870

Net Loss per Common Share (Basic and Diluted)	$(0.34)	$(1.99)	$(1.38)	$(2.27)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)	FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(9,469,981)	$(8,034,315)	$(23,221,319)
Adjustment to reconcile net loss to net cash used in operating activities:

Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	8,039,118	5,541,250	18,732,105
Amortization of Deferred Finance Costs	80,484		80,484
Depreciation	864		864
Unrealized (Gain) Loss on Marketable Securities	(124)	4,363	5,961

Change in Operating Assets and Liabilities:

(Increase) Decrease in Prepaid Expenses	-		(59,150)
(Increase) in Inventory	(390,805)		(390,805)
(Increase) Decrease in Other Current Assets	39,275		39,275
(Increase) in Security Deposits	(6,509)	(2,860)	(23,045)
Increase (Decrease) in Accrued Expenses	763,009	1,808,841	836,088
(Decrease) in Settlement of Threatened Litigation	(368,750)		-
Increase (Decrease) in Accrued Liabilities	-	-	-
Increase (Decrease) in Accrued Payroll - Related Parties	-	240,000	960,000
Net Cash Used in Operating Activities	(1,313,419)	(442,721)	(3,039,542)

Cash Flows from Investing Activities:

Purchase of Fixed Assets	(18,808)	-	(18,808)

Net Cash Used in Investing Activities	(18,808)	-	(18,808)

Cash Flows from Financing Activities:
Restricted Cash	66,427	(34,699)	(30,000)
Proceeds of Loans	-	-	25,000
Proceeds from Issuance of Notes Payable	1,050,000	-	1,050,000
Advances to Stockholder/Officer	-		(381,598)
Proceeds from Issuance of Preferred Stock	650,000		650,000
Repayment of Related Party Loans	-	(109,736)	(109,736)
Advances to Employee	-		(3,000)
Repayments of Loans	-	(104,316)	(25,000)
Merger Related Advances	-	(75,000)	-
Deferred Finance Costs - Bonds	(107,500)	-	(107,500)
Proceeds from Issuances of Common Stock	372,000	1,430,000	3,096,750
Commissions Paid on Sales of Common Stock	(152,200)	(122,500)	(375,950)
Net Cash Provided by Financing Activities	1,878,727	983,749	3,788,966

Net Increase (Decrease) in Cash	546,500	541,028	730,616

Cash, Beginning	184,116	31,111	-

Cash, Ending	$730,616	$572,139	$730,616

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$7,012

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

	FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)	FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Common Stock Issued as Commissions on
Sale of Common Stock	$656,489	$10,000	$1,825,407

Accrued Commissions on Sales of
Sales of Common Stock	$431,706	$52,500	$656,489

Issuance of Common Stock as Payment of Accrued
Officers' Salaries	$310,000	$470,000	$960,000

Issuance of Common Stock - Deferred Finance Costs	$282,050	$-	$282,050

Issuance of Common Stock - Deferred Compensation	$-	$210,000	$390,000

Cashless Exercise of Stock Options - Related Party	$250,000	$-	$250,000

Accrued Deferred Finance Costs	$47,500	$-	$47,500

Accrued Finder's Fees - Preferred Stock	$32,500	$-	$32,500

Deferred Finance Costs on the Issuance of Warrants	$182,716	$-	$182,716

Preferred Stock Dividend	$8,975	$-	$8,975

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

The Company incurred a net loss of $9,478,959 for the six months ended June 30, 2006. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has elected to use the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption. During the six months ended June 30, 2006, options were awarded to certain officers of the Company (see Note 3). As a result of these awards and the implementation of SFAS 123(R) the Company recorded compensation expense of $4,788,813 for the six months ended June 30, 2006. The fair value of the options at the date of grant was calculated using the Black-Scholes fair value based method using the following average assumptions (expected life - 4 years; interest rate - 3.1%; annual rate of dividends - 0%; and volatility - 155%).

Employee options outstanding and exercisable by price range as of June 30, 2006 were as follows:

Range of	Number of Outstanding and Exercisable Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price

$2.00	625,000	5.00	$2.00
$3.00	250,000	5.00	3.00
$4.00	250,000	5.00	4.00
$5.00	250,000	5.00	5.00
	1,375,000	5.00	$3.09

In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At June 30, 2006, the Company had no unvested options.

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

On February 27, 2006, pursuant to a consulting agreement between the Company and Empire Relations Group, the Company issued 25,000 shares of restricted common stock valued at $150,000 .

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

STOCK OPTIONS:

Stock option share activity and weighted average exercise price for the six months ended June 30, 2006 is as follows:

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

Note 4 -Convertible Notes Payable

On June 29, 2006, the Company entered into a Securities Purchase Agreement dated as of June 29, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, of units (the “Units”) consisting of 8% Convertible Notes in the principal amount of $950,000 (“Notes”), Series A Common Stock Purchase Warrants (“A Warrants”) and Series B Common Stock Purchase Warrants (“B Warrants”). In addition, the company entered into an Exchange Agreement with the two investors who purchased $650,000 of the Preferred Stock Units, previously reported on Form 8-K dated April 28, 2006 whereby the Company agreed to issue the Units in exchange for the return and cancellation of the previously issued Preferred Stock Units. The preferred stock carried a 5% dividend. Such dividend has been paid based on the period of the preferred stock outstanding. Accordingly, at closing the Company issued its 8% Convertible Notes in the aggregate principal amount of $1,600,000, 1,600,000 A Warrants and 800,000 B Warrants to the Investors. The Company also issued an aggregate of 128,000 shares of its common stock to the investors representing one year’s of prepaid interest on the Notes.

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

The Company recorded a combined debt discount in the amount of $1,215,200 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount ($207,200) as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants ($1,008,000) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the six months ended June 30, 2006 was $3,125, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

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

 BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RESTATEMENT

In February 2007, the Company amended its Annual Report on Form 10-KSB/A for the year ended December 31, 2005. For a full discussion on the nature of these restatements, these financial statements should be read in conjunction with the financial statements and notes thereto included in the amended filing. The Company has amended this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 to reflect the impact of these changes and the following current period changes: (i) penalty shares issued and valued at $473,250 that were originally charged to additional paid-in capital have been charged to operations; (ii) common stock purchase options and warrants that were originally deferred have been charged to operations for a net charge of $1,241,694; (iii) the reversal of a current period expense that was recorded in the amended December 31, 2005 financial statements in the amount of $368,750; (iv) the amortization of debt discounts on convertible promissory notes payable in the amount of $3,325; and (v) the reversal of previously recorded unamortized debt discounts in the amount of $385,933. The following schedule provides disclosure of the effects of the restatement.

		June 30, 2006 (after giving effect to the December 31, 2005 restatement)		June 30, 2006 as corrected		Change

Total Assets		$1,312,374		$1,312,374		$-

Total Liabilities		$1,504,889		$1,522,072		$17,183

Total Stockholders’ Deficit	$	(192,515)	$	(209,698)	$	(17,183)

		For the Six Months Ended June 30, 2006 as previously reported		For the Six Months Ended June 30, 2006 as corrected		Change

Net Loss	$	(8,129,438)	$	(9,478,957)		$(1,349,519)

Loss Per Common Share	$	(1.18)	$	(1.38)	$	( .20)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

From inception (February 1, 2001) through June 30, 2006, bioMETRX has not generated any revenues. During the period from inception (February 1, 2001) through June 30, 2006, bioMETRX had net losses totaling $23,221,318. From inception through June 30, 2006, bioMETRX’s general and administrative expenses totaled $21,237,547 or 91.5% of total expenses, while for the six months ended June 30, 2006 general and administrative expenses totaled $8,743,217 or 92.3 % of total expenses. From inception through June 30, 2006, bioMETRX incurred stock-based compensation of $18,732,105 or 80.7 % of expenses, of which $8,039,118 or 84.9 % of total expenses was incurred during the six months ended June 30, 2006. Research and development costs were $1,161,610 or 5.0% of total expenses incurred in the period from inception through June 30, 2006, while research and development costs during the six months ended June 30, 2006 totaled $642,444 or 6.8% of total expenses.

During the quarter ended June 30, 2006, the Company had $0 revenues. The Company has beta-tested its garage/gate door opener and will begin marketing this product in the near future. This represents the first product the Company intends to commercially market.

During the six months ended June 30, 2006, net losses totaled $9,469,982 compared to $8,034,315 for the same period ending June 30, 2005. For the six months ending June 30, 2006, bioMETRX’s general and administrative expenses totaled $8,743,217, or 92.3% of total operating expenses. During the same six month period in 2005, general and administrative expenses totaled $7,841,682, or 97.7% of total operating expenses.

For the six months ending June 30, 2006, interest expense was $3,961, as compared to $-0- for the six months ending June 30 2005.

Research and development expenses for the six months ending June 30, 2006 was $642,444, compared to $188,270 for the same period in 2005.

Liquidity and Capital Resources

As of June 30, 2006 bioMETRX had total assets of $1,312,374 and total current assets of $1,144,886. At June 30, 2006 bioMETRX had total liabilities of $1,136,138 and total current liabilities of $1,133,946 bioMETRX’s working capital surplus at June 30, 2006 was $10,940 and an equity deficit of $209,698.

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

Changes in Internal Controls. During the second quarter of fiscal year 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be material weaknesses, under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the December 31, 2004 financial closing process. Certain adjustments were identified in the annual audit process, related to the accounting for stock issued, payment of commissions with marketable securities, as well as the lack of segregation of duties in the process of cash receipts and disbursements. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004. Given the material weaknesses occurred prior to the acquisition of bioMetrx and the appointment of new management, the Company’s new management did not consider the Company’s prior material weaknesses in determining that our controls and procedures were effective as of June 30, 2006. However, as a result of reviewing the Company’s consolidated financial statements for the year ended December 31, 2005, it was discovered that (i) penalty shares issued and valued at $473,250 needed to be reclassified from additional paid-in capital to a charge against operations, (ii) compensation-based stock options and warrants that were originally deferred had to be charged against operations causing a net charge of $1,241,694, (iii) the reversal of a current period expense in the amount of $368,750 that was previously recorded in the amended December 31, 2005 financial statements , (iv) the amortization of debt discounts on convertible promissory notes payable in the amount of $3,325; and (v) the reversal of previously recorded unamortized discounts in the amount of $385,933. As a result of the foregoing, the Company reported an additional loss for this period in the amount of $1,349,519. Our CFO and CEO have concluded that a material weakness existed in our internal control over financing reporting as of June 30, 2006. Our new CFO, who was hired in August 2006 has commenced reviewing our internal controls and procedures and has made some changes which were reported in our September 30, 2006 10-QSB.

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

Item 6.:	Exhibits

(a)	The following exhibits are being filed herewith:

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2007	BIOMETRX, INC.

	By:	/s/ Mark Basile
Mark Basile
Chief Executive Officer