Form 10QSB/A
period 2006-09-30
BioMETRX
filed 2007-02-09
CIK 774657

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

EXPLANATORY NOTE

bioMETRX, Inc. (the “Company”) is filing this Form 10-QSB/A to amend certain parts of the cover page, Part I, Items 1, 2 and 3 of the Form 10-QSB for the quarter ended September 30, 2006, which was previously filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2006 and amended on December 1, 2006. This amendment is being filed to restate the financial statements for the quarter ended September 30, 2006 to reflect the following changes: (i) penalty shares issued and valued at $558,000 that were originally charged to additional paid-in-capital have been charged to operation; (ii) compensation-based stock options and warrants that were originally deferred have been charged to operations for a net charge of $1,187,111; (iii) the reversal of a current period expense that was recorded in the amended December 31, 2005 financial statements in the amount of $368,750; (iv) the amortization of debt discounts on convertible promissory notes payable in the amount of $48,705; and (v) the reversal of previously recorded unamortized discounts in the amount of $385,933.

Except for the amendments described above, this Form 10-QSB/A does not modify or update the disclosures in, or exhibits to, the Form 10-QSB.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5-6

Notes to the Condensed Consolidated Financial Statements	7-19

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$97,662
Marketable Securities	231
Inventory	507,881
Other Current Assets	7,421

Total Current Assets	613,194

Property and Equipment, net	59,302

Other Assets:
Deferred Finance Costs - net	146,225
Security Deposit	17,045

Total Other Assets	163,270

TOTAL ASSETS	$835,765

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$455,000
Accounts Payable	733,890
Accrued Liabilities	53,416

Total Current Liabilities	1,242,306

Long-Term Liabilities:
8% Convertible Notes, net of unamortized discounts of $1,058,936	541,064

TOTAL LIABILITIES	1,783,370

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized no shares issued and outstanding	-
Common Stock, $.001 par value; 25,000,000 shares authorized 8,294,157 shares issued and outstanding	8,294
Additional Paid-In-Capital	24,851,325
Deferred Finance Costs	(657,613)
Deficit Accumulated in the Development Stage	(25,149,611)

Total Stockholders' Equity	(947,605)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$835,765

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO SEPTEMBER 30, 2006

REVENUES	$-	$-	$-	$-	$-

Costs and Expenses:
General and Administrative Expenses	1,528,678	845,124	10,271,895	8,686,806	22,766,220
Research and Development Expenses	19,622	71,658	662,066	259,928	1,181,233
Contract Buyouts Issued In Stock	-	-	-	-	356,000
Amortization of Deferred Finance Costs	287,920		368,404		368,404
Settlement of Threatened Litigation	-		-		368,750

Total Costs and Expenses	1,836,220	916,782	11,302,365	8,946,734	25,040,607

Loss before Other Income (Expense)	(1,836,220)	(916,782)	(11,302,365)	(8,946,734)	(25,040,607)

Other Income (Expense):
Finance Costs	(82,742)	-	(86,703)	-	(93,715)
Unrealized Gain (Loss) on Marketable Securities	(355)	(16,211)	(230)	(20,574)	(6,315)
Total Other Income (Expense)	(83,097)	(16,211)	(86,933)	(20,574)	(100,030)

Net Loss	(1,919,317)	(932,993)	(11,389,298)	(8,967,308)	(25,140,637)

Preferred Stock Dividend	-	-	(8,975)	-	(8,975)

Net Loss Allocated to Common Shareholders	$(1,919,317)	$(932,993)	$(11,398,273)	$(8,967,308)	$(25,149,611)

Weighted Average Common Shares - Outstanding	7,992,266	4,324,620	7,262,684	3,710,202

Net Loss per Common Share (Basic and Diluted)	$(0.24)	$(0.22)	$(1.57)	$(2.42)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	ORIGINALLY FILED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)		SEC COMMENT LETTER ADJUSTMENTS	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(10,058,318)		$(1,330,980)	$(11,389,298)	$(8,967,308)	$(25,140,636)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	5,474,262	A	3,112,431	8,586,693	6,093,750	19,279,680
Amortization of Deferred Finance Costs	413,784		-	413,784		413,784
Depreciation	864			864		864
Unrealized (Gain) Loss on Marketable Securities	230		-	230	5,726	6,315

Change in Operating Assets and Liabilities:				-

(Increase) Decrease in Prepaid Expenses	-		-	-	(27,669)	(59,150)
(Increase) in Inventory	(507,881)		-	(507,881)		(507,881)
(Increase) Decrease in Other Current Assets	54,732		-	54,732	(3,000)	54,732
(Increase) in Security Deposits	(509)		-	(509)	(5,860)	(17,045)
Increase (Decrease) in Accounts Payable	512,008		-	512,008	1,759,320	548,084
Increase (Decrease) in Accrued Liabilities	69,362		-	69,362	10,369	106,365
Increase in Accrued Settlement of Threatened Litigation			-	-	-	368,750
Increase (Decrease) in Accrued Payroll - Related Parties	-		-	-	134,000	960,000
Net Cash Used in Operating Activities	(2,260,015)		-	(2,260,015)	(1,000,672)	(3,986,138)

Cash Flows from Investing Activities:

Purchase of Fixed Assets	(60,166)		-	(60,166)	-	(60,166)

Net Cash Used in Investing Activities	(60,166)		-	(60,166)	-	(60,166)

Cash Flows from Financing Activities:
Restricted Cash	66,427		-	66,427	(24,126)	(30,000)
Proceeds of Loans	-		-	-	-	25,000
Proceeds from Issuance of Notes Payable	1,405,000			1,405,000	-	1,405,000
Advances to Stockholder/Officer	-			-		(381,598)
Proceeds from Issuance of Preferred Stock	650,000			650,000		650,000
Repayment of Related Party Loans	-			-	(107,490)	(109,736)
Advances to Employee	-			-		(3,000)
Repayments of Loans	-			-	(81,816)	(25,000)
Merger Related Advances	-			-	(75,000)	-
Deferred Finance Costs - Bonds	(107,500)			(107,500)	-	(107,500)
Proceeds from Issuances of Common Stock	372,000			372,000	1,440,000	3,096,750
Commissions Paid on Sales of Common Stock	(152,200)			(152,200)	(122,500)	(375,950)
Net Cash Provided by Financing Activities	2,233,727		-	2,233,727	1,029,068	4,143,966

Net Increase (Decrease) in Cash	(86,454)		-	(86,454)	28,396	97,662

Cash, Beginning	184,116			184,116	31,111	-

Cash, Ending	$97,662		$-	$97,662	$59,507	$97,662

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$-		$-	$-	$-	$7,012

Income Taxes	$-		$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	ORIGINALLY FILED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)	SEC COMMENT LETTER ADJUSTMENTS	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Common Stock Issued as Commissions on
Sale of Common Stock	$656,489		$656,489	$10,000	$1,825,407

Accrued Commissions on Sales of
Sales of Common Stock	$431,706		$431,706	$52,500	$656,489

Issuance of Common Stock as Payment of Accrued
Officers' Salaries	$108,402		$108,402	$470,000	$578,402

Issuance of Common Stock - Deferred Finance Costs	$2,248,354		$2,248,354	$-	$2,248,354

Issuance of Common Stock - Deferred Compensation	$1,726,000		$1,726,000	$310,000	$2,581,000

Application of Loans Receivable - Officer Against
Accrued Compensation	$201,598		$201,598	$180,000	$851,598

Common Stock Issued as Penalty Shares for
Non-Registration	$558,000		$558,000	$-	$1,187,000

Cashless Exercise of Stock Options - Related Party	$250,000		$250,000	$-	$250,000

Accrued Deferred Finance Costs	$(67,948)		$(67,948)	$-	$(67,948)

Accrued Finder's Fees - Preferred Stock	$-		$-	$-	$-

Deferred Finance Costs on the Issuance of Warrants	$182,716		$182,716	$-	$182,716

Preferred Stock Dividend	$8,975		$8,975	$-	$8,975

Issuance of Common Stock as Payment of Accrued
Expenses	$-		$-	$1,825,000	$1,825,000

Issuance of Common Stock as Payment of Accrued
Settlement of Threatened Litigation	$-		$368,750	$0	$368,750

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

The Company incurred a net loss of $11,398,273 for the nine months ended September 30, 2006 and has a working capital deficit of $629,113. This raises substantial doubt about the Company’s ability to continue as a going concern

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have an adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have significant dilutive effect on the Company’s existing stockholders.

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

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At September 30, 2006, the Company had 300,000 unvested options outstanding.

The Company has elected to use the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption. During the nine months ended September 30, 2006, options were awarded to certain officers of the Company (see Note 3). As a result of these awards and the implementation of SFAS 123(R) the Company recorded compensation expense of $4,885,013 for the nine months ended September 30, 2006. The fair value of the options at the date of grant was calculated using the Black-Scholes fair value based method using the following average assumptions (expected life - 3.28 years; interest rate - 3.78%; annual rate of dividends - 0%; and volatility - 117%).

Employee options outstanding and exercisable by price range as of September 30, 2006 were as follows:

		Weighted
	Number of	Average	Weighted
	Outstanding and	Remaining	Average
	Exercisable	Contractual Life	Exercise
Range of	Options	In Years	Price

$1.00 - 1.99	700,000	4.87	$1.21
$2.00	625,000	4.75	2.00
$3.00	250,000	4.75	3.00
$4.00	250,000	4.75	4.00
$5.00	250,000	4.75	5.00
	2,075,000	4.79	$2.46

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

STOCK OPTIONS:

Stock option share activity and weighted average exercise price for the nine months ended September 30, 2006 is as follows:

		Weighted
	Number of	Average
2005 Equity Incentive Plan:	Options	Exercise Price

Balance - January 1, 2006	375,000	$2.00
Options Granted in 2006	350,000	$1.00
Options Exercised in 2006	(250,000)	$1.00
Balance - September 30, 2006	475,000	$1.79

		Weighted
	Number of	Average
Other Options:	Options	Exercise Price

Balance - January 1, 2006	25,000	$0.40
Options Granted in 2006	1,600,000	$2.66
Options Expiring in 2006	(25,000)	$0.40
Balance- September 30, 2006	1,600,000	$2.66

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCK WARRANTS:

A summary of warrant activity for the nine months ended September 30, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants	Exercise Price	Warrants	Exercise Price

Balance - January 1,	475,495	$1.62	-	$-

Granted	3,015,000	$1.20	194,245	$2.81
Exercised	(281,250)	$0.80	-	$-
Expired	-		-	$-

Balance September 30,	3,209,245	$1.30	194,245	$2.81

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

The Company recorded a combined debt discount in the amount of $1,215,200 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable conversion Ratios,” to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount ($207,200) as a reduction of the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants ($1,008,000) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the nine months ended September 30, 2006 was $156,264, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

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

NOTE 8 - RESTATEMENT

In February 2007, the Company amended its Annual Report on Form 10-KSB/A for the year ended December 31, 2005. For a full discussion on the nature of these restatements, these financial statements should be read in conjunction with the financial statements and notes thereto included in the amended filing. The Company has amended this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 to reflect the impact of these changes and the following current period changes: (i) penalty shares issued and valued at $558,000 that were originally charged to additional paid-in capital have been charged to operations; (ii) common stock purchase options and warrants that were originally deferred have been charged to operations for a net charge of $1,187,111; (iii) the reversal of a current period expense that was recorded in the amended December 31, 2005 financial statements in the amount of $368,750; (iv) the amortization of debt discounts on convertible promissory notes payable in the amount of $48,705; and (v) the reversal of previously recorded unamortized debt discounts in the amount of $385,933. The following schedule provides disclosure of the effects of the restatement.

	September 30, 2006
	(after giving effect to
	the December 31, 2005	September 30, 2006
	restatement)	as corrected	Change

Total Assets	$835,765	$835,765		$-

Total Liabilities	$1,814,892	$1,783,371	$	(31,521)

Total Stockholders’ Deficit	$ (979,126)	$ (947,605)		$31,521

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2006	September 30, 2006
	as previously reported	as corrected	Change

Net Loss	$(10,067,293)	$(11,398,273)		$(1,330,980)

Loss Per Common Share	$(1.39)	$ (1.57)	$	( .18)

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

Results of Operations

From inception (February 1, 2001) through September 30, 2006, bioMETRX has not generated any revenues. During the period from inception (February 1, 2001) through September 30, 2006, bioMETRX had net losses totaling $25,140,637. From inception through September 30, 2006, bioMETRX’s general and administrative expenses totaled $22,766,220 or 90.6% of total expenses. From inception through September 30, 2006, bioMETRX incurred stock-based compensation of $19,279,680 or 76.7% of expenses, of which $8,586,693 or 75.3% of total expenses was incurred during the nine months ended September 30, 2006. Research and development costs were $1,181,232 or 4.7% of total expenses incurred in the period from inception through September 30, 2006.,

During the quarter ended September 30, 2006, the Company had $0 revenues. The Company has beta-tested its garage/gate door opener and will begin marketing this product in the near future. This represents the first product the Company intends to commercially market.

During the nine months ended September 30, 2006, net losses totaled $11,398,273 compared to $8,967,308 for the same period ending September 30, 2005. For the nine months ending September 30, 2006, bioMETRX’s general and administrative expenses totaled $10,271,895, or 90.1% of total operating expenses. During the same nine month period in 2005, general and administrative expenses totaled $8,686,806, or 96.9% of total operating expenses. Salaries comprised $786,333, or  6.90% of total expenses for the nine month period ended September 30,2006 as compared to $396,504, or 4.42% for the nine months ended September 30, 2005.

For the nine months ending September 30, 2006, interest expense was $86,703, as compared to $-0- for the nine months ending September 30 2005.

Research and development expenses for the nine months ending September 30, 2006 was $662,066, 5.80%  of net loss as compared to $259,928, or 2.90% for the same period in 2005.

During the three months ended September 30, 2006, net losses totaled $1,919,317 as compared to a net loss of $932,993 for the three month period ended September 30, 2005. For the three months ending September 30, 2006, bioMETRX’ general and administrative expenses totaled $1,528,678 or 79.7% of total operating expenses. During the same three month period in 2005, general and administrative expenses totaled $845,124, or 92.2% of total operating expenses. The increase was mostly attributable to stock-based compensation offered for  professional expenses relating to general corporate matters. For the three months ending September 30, 2006 we incurred salaries of $340,489, or 17.7% of total operating expenses as compared to the three months ended September 30, 2005 of $126,074 or 13.5% of total operating expenses. The increase was due to the addition of additional personnel necessary to continue the growth goals of the Company. The Company expended $19,622, or 1.02% of net loss for research and development for this quarter ended September 30.2006 as compared to $71,658, or 7.68% of net loss for the comparable period ended September 30,2005.

 The Company completed a financing during this quarter and as a result of financing costs has amortized these costs over the expected life of the notes. The amount incurred in this quarter totaled $287,920 or 15% of the total expenses.

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

The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were not adequate. This conclusion is based on the fact that material weakness existed at the end of September 30, 2006. The Company’s new CFO identified the material weaknesses, primarily related to the Company’s treatment of securities based compensation and it’s treatment of the issuance of penalty shares not being charged to the Company’s operation. The CFO concluded that this material weakness existed since the quarter ended June 30, 2005, which has caused the Company to restate its financial statements dating back to the quarter ended June 30, 2005 and for each subsequent period. As a result of the foregoing, a material weakness exists in our internal control over financial reporting.

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