Form 10KSB/A
period 2005-12-31
BioMETRX
filed 2007-03-13
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A3

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

EXPLANATORY NOTE

bioMETRX, Inc. (the “Company”) is filing this Form 10-KSB/A2 to amend parts of the cover page, Part I, Item 3 “Legal Proceedings”, Part II, Item 6 “Management Discussion and Analysis, Item 7 “Financial Statements,” Item 8A “Controls and Procedures,” and Item 10 “Executive Compensation” of Form 10-KSB for the year ended December 31, 2005, which was previously filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2006 and amended on November 30, 2006. This amendment is being filed primarily to restate the financial statements for the year ended December 31, 2005 to reflect the following changes: (i) penalty shares issued and valued at $629,000 that were originally charged to additional paid-in-capital have been charged to operations; (ii) compensation-based stock options and warrants that were originally deferred have been charged to operations for a net charge of $222,500; (iii) the settlement of threatened litigation has been accrued an charged to operations in the amount of $368,750; and (iv) the audit report has been modified by the Company’s independent auditors to state that additional procedures were performed related to the financial statement and disclosure revisions, which resulted in significant revisions to the financial statements and additions to Notes 2, 3, 5, 7 and 10 of the financial statements.

Management has also re-evaluated the effectiveness of the Company’s controls and procedures as of December 31, 2005 and concluded that such controls and procedures were ineffective as of December 31, 2005. In addition, as a result of the changes to the financial statements, discussed herein, the financial statements and information contained in Forms 10-KSB and 10-KSB/A filed on April 19, 2006 and November 30, 2006 should not be relied upon.

Except for the amendments described above, this Form 10-KSB/A3 does not modify or update the disclosures in, or exhibits to, the Form 10-KSB.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
April 7, 2006 (Except for Note 10, as to which the date is February 2, 2007)

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET - (restated)
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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005
	(restated)	(restated)	(restated)
REVENUES	$-	$-	$-

Costs and Expenses:
General and Administrative Expenses	11,074,632	639,639	12,494,325
Research and Development Expenses	361,490	128,575	519,166
Contract Buyouts Issued In Stock	356,000	-	356,000
Settlement of Threatened Litigation	368,750	-	368,750
Total Costs and Expenses	12,160,872	768,214	13,738,241

Loss before Other Income (Expense)	(12,160,872)	(768,214)	(13,738,241)

Other Income (Expense)
Interest Expense	(7,012)	-	(7,012)
Unrealized Loss on Marketable Securities	(6,085)	-	(6,085)
Total Other Income (Expense)	(13,097)	-	(13,097)

NET LOSS	$(12,173,969)	$(768,214)	$(13,751,338)

Weighted Average Common Shares Outstanding	4,026,446	3,554,606

Net Loss per Common Share (Basic and Diluted)	$(3.02)	$(0.22)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2005 (restated)	FOR THE YEAR ENDED DECEMBER 31, 2004	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005 (UNAUDITED) (restated)

Cash Flows from Operating Activities:
Net Loss	$(12,173,969)	$(768,214)	$(13,751,338)
Adjustment to reconcile net loss to net cash used in operating activities:

Compensatory Element of Stock and Warrant Issuances	10,072,501	-	10,385,001
Amortization of Deferred Compensation	201,736	58,333	307,986
Unrealized Loss on Marketable Securities	6,085	-	6,085

Change in Operating Assets and Liabilities:
(Increase) in Security Deposits	(16,536)	-	(16,536)
(Increase) in Prepaid Expenses	(59,150)	-	(59,150)
Increase in Accrued Taxes Payable	10,369	16,206	37,003
Increase (Decrease) in Accrued Expenses	(49,298)	85,374	36,076
Increase in Accrued Settlement of Threatened Litigation	368,750	-	368,750
Increase in Accrued Payroll - Related Parties	180,000	420,000	960,000
Net Cash Used in Operating Activities	(1,459,512)	(188,301)	(1,726,123)

Cash Flows from Financing Activities:
Restricted Cash	(96,427)	-	(96,427)
Proceeds of Loans		25,000	25,000
Advances to Stockholder/Officer	(79,570)	(142,704)	(381,598)
Repayment of Related Party Loans	(109,736)		(109,736)
Advances to Employee	(3,000)	-	(3,000)
Repayments of Loans	-	(25,000)	(25,000)
Proceeds from Issuances of Common Stock	2,125,000	362,000	2,724,750
Commissions Paid on Sales of Common Stock	(223,750)	-	(223,750)
Net Cash Provided by Investing Activities	1,612,517	219,296	1,910,239

Net Increase in Cash	153,005	30,995	184,116

Cash, Beginning	31,111	116	-

Cash, Ending	$184,116	$31,111	$184,116

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$7,012	$-	$7,012

Income Taxes	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Common Stock Issued as Commissions on
Sale of Common Stock	$725,668	$208,750	$1,168,918

Accrued Commissions on Sales of
Sales of Common Stock	$224,783	$-	$224,783

Issuance of Common Stock as Payment
of Accrued Officers' Salaries	$650,000	$-	$650,000

Common Stock Issued as Settlement of Threatened
Litigation	$368,750	$-	$368,750

Issuance of Common Stock - Deferred Compensation	$390,000	$-	$390,000

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005 (restated)

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
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005 (restated)

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
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2005 (restated)
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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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

	For the Year Ended December 31,
	2005	2004
Net Loss Applicable to Common Stockholders, as reported	$(12,173,969)	$(768,214)
Add: stock-based employee compensation expense included in reported net loss applicable to common stockholders	5,220,000	-

Less: total stock-based employee compensation expense determined under the fair value-based method of all awards	5,280,938	-

Proforma Net Loss Applicable to Common Stockholders	$(12,234,907)	$(768,214)

Basic and Diluted Net Loss Applicable to Common Stockholders:
As reported	$(3.02)	(.22)
Proforma	$(3.04)	(.22)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our management including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officer, to allow timely decisions regarding required disclosure.

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

The Company’s former Chief Financial Officer was responsible for properly recording the Company’s issuances of its securities. However, he improperly recorded such issuances which directly led to the errors discussed above and in the explanatory notes. In addition, the Company did not have a system in place to check the recordation of the issuances of the Company’s securities. During the third and fourth quarter of 2006, the Company’s new Chief Financial Officer discovered these errors which led to the revisions to the financial statements. The Company has recently hired a Certified Public Accountant to manage and to assist the CFO with our internal accounting of the Company’s books and records. In addition, each issuance of securities is evaluated and discussed between such internal accountant and the Chief Financial Officer to insure these issuances are properly recorded. We have completed a full review of our accounting practices and we intend on implementing additional process improvements in the future.

The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2005 were not adequate. This conclusion is based on the fact that material weaknesses existed at the end of December 31, 2005. As discussed above, the Company’s new CFO identified the material weaknesses, primarily related to the Company’s treatment of securities based compensation and its treatment of the issuance of penalty shares not being charged to the Company’s operation. The CFO concluded that this material weakness existed since the quarter ended June 30, 2005, which has caused the Company to restate its financial statements dating back to the quarter ended June 30, 2005 and for each subsequent period.

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

bioMETRX, INC.

Dated: March 12, 2007	By:	/s/ Mark Basile
Mark Basile, Chief Executive Officer