Form 10QSB/A
period 2006-09-30
BioMETRX
filed 2007-03-13
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Management has also re-evaluated the effectiveness of the Company’s controls and procedures as of September 30, 2006 and concluded that such controls and procedures were ineffective as of September 30, 2006. In addition, as a result of the changes to the financial statements, discussed herein, the financial statements and information contained in Forms 10-QSB and 10-QSB/A filed on November 21, 2006 and December 1, 2006, respectively, should not be relied upon.

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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET - (restated)
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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO SEPTEMBER 30, 2006
	(restated)	(restated)	(restated)	(restated)	(restated)
REVENUES	$-	$-	$-	$-	$-

Costs and Expenses:
General and Administrative Expenses	1,528,678	845,124	10,271,895	8,686,806	22,766,220
Research and Development Expenses	19,622	71,658	662,066	259,928	1,181,233
Contract Buyouts Issued In Stock	-	-	-	-	356,000
Amortization of Deferred Finance Costs	287,920		368,404		368,404
Settlement of Threatened Litigation	-		-		368,750

Total Costs and Expenses	1,836,220	916,782	11,302,365	8,946,734	25,040,607

Loss before Other Income (Expense)	(1,836,220)	(916,782)	(11,302,365)	(8,946,734)	(25,040,607)

Other Income (Expense):
Finance Costs	(82,742)	-	(86,703)	-	(93,715)
Unrealized Gain (Loss) on Marketable Securities	(355)	(16,211)	(230)	(20,574)	(6,315)
Total Other Income (Expense)	(83,097)	(16,211)	(86,933)	(20,574)	(100,030)

Net Loss	(1,919,317)	(932,993)	(11,389,298)	(8,967,308)	(25,140,637)

Preferred Stock Dividend	-	-	(8,975)	-	(8,975)

Net Loss Allocated to Common Shareholders	$(1,919,317)	$(932,993)	$(11,398,273)	$(8,967,308)	$(25,149,611)

Weighted Average Common Shares - Outstanding	7,992,266	4,324,620	7,262,684	3,710,202

Net Loss per Common Share (Basic and Diluted)	$(0.24)	$(0.22)	$(1.57)	$(2.42)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS	FOR THE NINE MONTHS	FOR THE PERIOD FEBRUARY 1, 2001
	ENDED	ENDED	(INCEPTION) TO
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006
	(restated)	(restated)	(restated)

Cash Flows from Operating Activities:
Net Loss	$(11,389,298)	$(8,967,308)	$(25,140,636)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	8,586,693	6,093,750	19,279,680
Amortization of Deferred Finance Costs	413,784		413,784
Depreciation	864		864
Unrealized (Gain) Loss on Marketable Securities	230	5,726	6,315

Change in Operating Assets and Liabilities:	-

(Increase) Decrease in Prepaid Expenses	-	(27,669)	(59,150)
(Increase) in Inventory	(507,881)		(507,881)
(Increase) Decrease in Other Current Assets	54,732	(3,000)	54,732
(Increase) in Security Deposits	(509)	(5,860)	(17,045)
Increase (Decrease) in Accounts Payable	512,008	1,759,320	548,084
Increase (Decrease) in Accrued Liabilities	69,362	10,369	106,365
Increase in Accrued Settlement of Threatened Litigation	-	-	368,750
Increase (Decrease) in Accrued Payroll - Related Parties	-	134,000	960,000
Net Cash Used in Operating Activities	(2,260,015)	(1,000,672)	(3,986,138)

Cash Flows from Investing Activities:

Purchase of Fixed Assets	(60,166)	-	(60,166)

Net Cash Used in Investing Activities	(60,166)	-	(60,166)

Cash Flows from Financing Activities:
Restricted Cash	66,427	(24,126)	(30,000)
Proceeds of Loans	-	-	25,000
Proceeds from Issuance of Notes Payable	1,405,000	-	1,405,000
Advances to Stockholder/Officer	-		(381,598)
Proceeds from Issuance of Preferred Stock	650,000		650,000
Repayment of Related Party Loans	-	(107,490)	(109,736)
Advances to Employee	-		(3,000)
Repayments of Loans	-	(81,816)	(25,000)
Merger Related Advances	-	(75,000)	-
Deferred Finance Costs - Bonds	(107,500)	-	(107,500)
Proceeds from Issuances of Common Stock	372,000	1,440,000	3,096,750
Commissions Paid on Sales of Common Stock	(152,200)	(122,500)	(375,950)
Net Cash Provided by Financing Activities	2,233,727	1,029,068	4,143,966

Net Increase (Decrease) in Cash	(86,454)	28,396	97,662

Cash, Beginning	184,116	31,111	-

Cash, Ending	$97,662	$59,507	$97,662

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$7,012

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (restated)	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (restated)	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO SEPTEMBER 30, 2006 (restated)

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Common Stock Issued as Commissions on
Sale of Common Stock	$656,489	$10,000	$1,825,407

Accrued Commissions on Sales of
Sales of Common Stock	$431,706	$52,500	$656,489

Issuance of Common Stock as Payment of Accrued
Officers' Salaries	$108,402	$470,000	$578,402

Issuance of Common Stock - Deferred Finance Costs	$2,248,354	$-	$2,248,354

Issuance of Common Stock - Deferred Compensation	$1,726,000	$310,000	$2,581,000

Application of Loans Receivable - Officer Against
Accrued Compensation	$201,598	$180,000	$851,598

Common Stock Issued as Penalty Shares for
Non-Registration	$558,000	$-	$1,187,000

Cashless Exercise of Stock Options - Related Party	$250,000	$-	$250,000

Accrued Deferred Finance Costs	$(67,948)	$-	$(67,948)

Accrued Finder's Fees - Preferred Stock	$-	$-	$-

Deferred Finance Costs on the Issuance of Warrants	$182,716	$-	$182,716

Preferred Stock Dividend	$8,975	$-	$8,975

Issuance of Common Stock as Payment of Accrued
Expenses	$-	$1,825,000	$1,825,000

Issuance of Common Stock as Payment of Accrued
Settlement of Threatened Litigation	$368,750	$0	$368,750

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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
(restated)

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

The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were not adequate. This conclusion is based on the fact that material weakness existed at the end of September 30, 2006. The Company’s new CFO identified the material weaknesses, primarily related to the Company’s treatment of securities based compensation and it’s treatment of the issuance of penalty shares not being charged to the Company’s operation. The CFO concluded that this material weakness existed since the quarter ended June 30, 2005, which has caused the Company to restate its financial statements dating back to the quarter ended June 30, 2005 and for each subsequent period. As a result of the foregoing, a material weakness exists in our internal control over financial reporting, and our Chief Executive and Chief Financial Officers have concluded that our disclosure controls were not effective as of September 30, 2006, June 30, 2006 and March 31, 2006.

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

Dated: March 12, 2007	BIOMETRX, INC.

	By:	/s/ Mark Basile
Mark Basile Chief Executive Officer

By:	/s/ J. Richard Iler
J. Richard Iler
Chief Financial Officer