Form 10KSB
period 2006-12-31
BioMETRX
filed 2007-04-11
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the Company’s common stock held by non-affiliates was approximately $8,572,793 based upon the average bid and asked price of $1.85 as reported by the OTC Bulletin Board as of April 2, 2007.

The Company has 9,543,117 shares of common stock outstanding, as of April 2, 2007.

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

The home security industry consists of garage door manufacturers, key and lock manufacturers and central station alarm monitoring companies, representing a $25 billion global market. bioMETRX develops market-specific products in this area which are being sold through retailers, dealers and direct to consumers in the Unites States. The company’s first product, the Garage Door Opener, also known as the MasterLock™ GDO powered by SmartTOUCH, will be available through the Home Depot this summer.

The Company has also developed a finger-activated thermostat (smartSTAT) that will be marketed to the general public as well as small box retailers, restaurant chains and small business owners. The Company’s smartSTAT thermostat allows only authorized users the ability to access and change the HVAC settings, after they have been authenticated by placing their finger on a sensor built into the device. This provides consumers and small business owners complete control over the heating and cooling settings within their homes or business establishments by preventing unwanted tampering and hence offers direct energy and cost savings benefits, without the need to install a cumbersome, ineffective security box around the thermostat.

The Company is presently completing some software enhancements on its smartSTIK product and will soon commence distribution and fulfillment of on-line orders. At this point we cannot offer a specific date or assurances that the release of the product will result in any meaningful revenues.

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

Management’s plan of operations for the next twelve months is to raise additional capital, complete further development of its product line and commence marketing the Company’s products and services through its disparate distribution channels. The Company has recently executed a licensing agreement as well as a co-marketing/co-development agreement with MasterLock™ for its garage door opener and other products whereby the garage door opener will be marketed under the MasterLock™ brand and the companies will jointly undertake development of new products. The Company expects it will require $8,000,000 - $10,000,000 over the next 12 months to accomplish these goals and expects to be financed by the private sale of its securities and lines of credit with commercial banks for continuous manufacturing output of its products. The Company has initiated production of its garage door openers and it is estimated that delivery will commence incrementally in mid to late first quarter though exact delivery dates are still uncertain. As the Company has no lines of credit with its contract manufacturer at this point, it will necessitate the requirement for advance purchase of components. Further as Company will replenish orders and maintain inventories, it will require additional financing until it is internally generating positive cash flow. Although the Company has retained the services of an investment banker, there are no firm commitments on anyone’s part to invest in the Company and if it is unable to obtain financing through the sale of its securities or other financing, the Company’s products and services may never be commercially sold. The Company though expecting to receive revenues within the first quarter of 2007 does not expect to be profitable in 2007 and cannot reasonably insure that it will be cash flow positive during this period. The Company’s balance sheet continues to reflect negative shareholder equity and for the foreseeable year will be solely reliant on the attraction of additional equity in order for it to reflect shareholder equity unless revenues should exceed expectations for the current market ready products or other products planned for release during this fiscal year 2007.  Should the Company prevail in its efforts to attract capital and fulfill its delivery requirements of its initial orders, it will require strict budget adherence in order to manage the many demands for capital.

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

Product Offerings

smartTOUCH™ products allow a person to open a door, or set an alarm or thermostat simply by placing a finger upon a sensor chip, the size of a postage stamp. smartTOUCH™ products are designed to simplify access, while substantially increasing the security level of the systems used for such purposes. Our smartTOUCH™ products use one-to-one biometrics matching authenticated systems embodied in its products. The bioMETRX patent-pending system includes a hand held universal programmer designed to control access to the administrative functions of each smartTOUCH™ device. All smartTOUCH™ products are designed to work with this universal programmer, and permit up to twenty (20) authorized users to be enrolled. Our system allows two types of users, an access user who can only operate the smartTOUCH™ device, and an administrative user who can operate and also add or delete other users.

Consumer Products

smartTOUCH™ Garage Door Opener

As a result of the licensing agreement with the MasterLock™, the smartTOUCH™ Garage Door Opener (GDO) will be marketed as MasterLock™ Garage Door Opener powered by smartTOUCH. The GDO is a weatherproof, shockproof, tamper resistant, garage door opener switch that allows a homeowner to control the opening of a garage door with a touch of a finger. The garage door opener originally a hardwired unit, has been redesigned to be wireless and works universally with any manufacturer’s opener mechanism. The GDO is designed specifically to withstand the elements for years of reliable service and dependability. The homeowner’s finger is used to activate the garage door opening mechanism.

The GDO unit is programmed using a proprietary handheld programmer that was designed by the Company to program the complete range of smartTOUCH products. The programmer simply plugs into the main Sensor Unit and initiates a series of simple prompts on the menu screen, allowing the GDO to be programmed quickly and easily.

In developing a wireless biometric version of the smartTOUCH GDO unit, thus removing the need for a hard-wired connection between the Sensor unit and Relay, we have made the GDO system easier to install and more secure, as the unit transmits data using die code hopping encryption . In addition, future versions of the wireless GDO will allow the unit to communicate with a device such as a cell phone or other alternative wireless remote. The need for biometric authentication to operate the GDO will eliminate the possibility of a criminal using a frequency descrambler to open the garage door. Our wireless technology is being designed to actually transmit the user’s information that is authenticated at the remote device first, then transmitted to the receiver located on the garage door frame for re-authentication. We call this feature our “Failsafe Authentication Process” (“FAP”).

Although market data on the use of automatic garage door openers is limited, management estimates that there are 30 million homes in the United States equipped with automatic garage doors. For many families, the automatic garage door opener has made the garage door the most frequently used door for entering and exiting the home. Consequently, there is a large potential market for the smartTOUCH™ Garage Door Opener which meets the consumer need for security and convenience combined. We have filed our initial patent for this device with the United States Patents and Trademark Office in March 2004 and the patent was granted in January 2007 for the design of the biometric electronic garage door opener device.

During the quarter ended March 31, 2006 we received an initial purchase order for our smartTOUCH™ Garage Door Opener and purchase orders were subsequently modified in January 2007 in the amount of 17,340 units from The Home Depot. Delivery of the order is scheduled for late spring 2007. As a result of its co-marketing agreement with MasterLock™, the GDO will be marketed under the name of MasterLock™ GDO powered by smartTOUCH™. The company has received numerous inquiries from other home improvement and consumer electronic retailers and is making every effort to meet with these other retailers.

The Company has had discussions with garage door manufacturers with the objective of providing the Company’s product as an additional option to their standard garage door openers. In addition, following numerous inquiries, we have begun to establish a National Dealer Network, with the introduction of our proTOUCH Dealer Program. Our products are also available on the Company’s website. To date, the Company has received approximately 1,200 on-line orders for its garage door opener unit.

We are currently initiating manufacturing of the garage door opener unit with a third party contract manufacturer located in the United States with manufacturing operations in China, who will be providing turn-key manufacturing services. We have also established a credit facility with our major component supplier.

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

The smartSTAT™ Thermostat allows business owners/homeowners complete and secure control of the building’s heating and cooling system without having to invest tens of thousands of dollars in computer-based HVAC systems. By programming the smartSTAT™ Thermostat, only those individuals with authority to change the temperature can access the thermostat menus and functions. The Company, in its continuing efforts to protect its intellectual property, has acquired the rights to a patent protecting the biometric application of an electronic thermostat.

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

The Company intends to manufacture approximately one thousand (1,000) thermostat units for two programs. One program will be designed for commercial applications and the Company has had several discussions with a number of restaurant chains who have expressed interest in participating in the program. The second program will be designed for residential use. The Company anticipates that these programs will commence within the next six months.

smartSTIK™ USB Flash Drive

USB flash drives are compact and easy-to-use flash memory data storage devices integrated with a USB interface. USB devices are utilized for personal data storage and portable desktop computing. Rather than carrying bulky disks that may not be read by certain devices or trusting email to transfer important or confidential files or pictures, a USB flash drive offers a simple, portable means of securely storing data. Common applications range from consumers using USB flash drives to transport digital music, pictures and videos, to the transportation of sensitive data such as banking information, personal PIN numbers, and corporate documents.

The common problem with current USB flash devices is that, if lost or stolen, the data on the device is not protected and can be accessed by unauthorized users. bioMETRX has developed smartSTIK™, a secure USB flash drive that has the capacity to securely store 1 to 2 GB of data. All files saved on the drive are protected by a biometric finger sensor embedded in the flash drive, which requires a recognized finger swipe from an authorized user to access the data stored. None of the data stored on the smartSTIK™ can be viewed or edited until biometric recognition is achieved through successful finger scanning. This protects the integrity and confidentiality of the information stored in the drive, while still offering the convenience and ease of use of traditional USB flash drives. We expect that our smartSTIK USB flash drive will retail for approximately $69.95.

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

The smartGATE™ Automatic Gate Opener is designed similarly to our garage door opener, except that it is housed in a weatherproof box that is usually an aftermarket product, purchased through gate installation companies. Our automatic gate opener is designed to fit conveniently into most vendors weatherproof containers designed for automatic gate opener units. While presently targeted for high-end residential installations, this unit will be re-engineered to meet the prospective needs of gated communities and moderate traffic commercial users.

Although market data is not readily available for this product, our own market analysis and information gathered through membership in industry organizations indicates large potential for the sale of this product for both residential and commercial use. These products will be marketed through traditional retail channels, as well as through contractor/installer channels.

Other smartTOUCH™ Consumer Products

The smartTOUCH™ line of products under development includes a biometric deadbolt, smartLOCK™ for use on residential doors, a biometric vehicle access and ignition system and a biometrically enabled home alarm/central station alarm keypad smartALARM™ that will be designed to communicate directly with home monitoring systems.

smartTOUCH™ Medical

We are also developing products for the healthcare industry. Government legislation surrounding the integrity, confidentiality and privacy of patient data was enacted under HIPAA. HIPAA requires the healthcare industry to restructure current information technology (“IT”) infrastructures and methods. We are developing biometrics products and solutions for end users, as well as enabling biometric technology for original equipment manufacturers (“OEMs”) and application developers to incorporate into their offerings, to assist healthcare organizations working towards meeting these legislative demands, while increasing efficiencies and user convenience and lowering overall administrative costs and risks associated with passwords, PINs and keys. To that end, the Company is working on a number of prospective medical products, some of which are expected to be available by late 2007. These products, which will incorporate biometric protection, include a series of medical crash carts, rolling medicine carts, fixed medicine and supply cabinets and a portable patient medical record system that integrates digital medical records with biometrics-based technology. In January 2007 the Company acquired a patent for the biometric storage and retrieval of an electronic medical record.

Intellectual Property

The Company currently owns three patents and has one patent pending, all of which incorporate the biometric design and/or architecture used within our smartTOUCH products. The Company’s design patent, application number 29/252,518 for our biometric keypad was recently granted and we are awaiting the issuance of a patent number from the USPTO. In December the Company acquired patent number 6,042, 005 for a Personal Identification System incorporating biometric authentication for Personal and Medical Information. In March 2007, the Company acquired patent number 6,644,557 for a biometric access controlled thermostat system. In addition, the Company is seeking patents on its system that utilizes a combination of software and hardware into an architecture that allows the offloading of all of the administrative functionality for any biometric device. By off loading the administrative functionality, the Company’s products can be smaller and hence more compatible with multiple consumer applications. In addition, this function enables the products to comply with and connect to any OEM’s equipment specifications.

The Company also seeks to protect its trademarks and branding and consequently has filed with the USTC for the following marks: “powered by smartTOUCH”, “smartALARM”, “smartGDO”, “smartCART”, “smartGATE”, “smartLOCK”, “smartSTART”, “smartSTAT” and “smartSTIK”.

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

Manufacturing

We do not own any manufacturing facilities and have been negotiating with, and are now working with a third party contract manufacturer, RDI, Inc. (“RDI”), to manufacture our garage door opening units. RDI is located in the United States and has overseas capabilities which mitigate the production costs,. As the need arises, we plan to either contract additional contract manufacturers or license our technology to third party manufacturers to incorporate into their products. Each decision will depend on demand, our available cash resources and our ability to access expertise.

Marketing

The primary target market for our marketing effort of our home security and electronics products will be consumers and hardware security and device manufacturers. bioMETRX has established marketing initiatives by developing channel distribution through retailers, development partner's, authorized dealers and original equipment manufacturers and solutions-based companies.

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

The Company has entered into a development and co-marketing agreement with MasterLock™ which will also allow the Company to access their distribution channels and co-brand with the trusted name of MasterLock™.

The Company will also market its products to large do-it-yourself retail chains. To date, the Company has received an initial purchase order from The Home Depot for 17,340 units. The Company also intends on private labeling its products for large retail chains.

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

Employees

As of December 31, 2006, the Company has 8 full time employees and no part time employees. The Company expects that it will hire at least 4 more key people over the next 6 months. We believe our employee relations are satisfactory.

ITEM 2. PROPERTIES

We operate our business in leased facilities. We occupy two offices with approximately 3,900 square feet in an office building in Jericho, New York. Our rent for this space is $8,900, plus utilities, per month. The Company’s lease for this space expires on January 31, 2009. The Company believes this space is adequate for its needs.

ITEM 3. LEGAL PROCEEDINGS

On November 16, 2006, the Company was the subject of a complaint filed in the Supreme Court of New York State, County of Nassau (Index No. 019475-06) by Intellicon seeking final payment of $20,000 plus accrued interest for engineering design services performed for the Company.  The Company answered and counter-claimed on January 5, 2007 asserting damages of $25,000 incurred then and continuing to incur to remedy design defects performed by Intellicon. The Company intends to vigorously defend its position in this claim.

On March 7, 2007 the Company’s subsidiary, bioMETRX Technologies Inc. became the subject of a complaint filed by Frank Giannuzzi, the former Chief Financial Officer and Sante Santopadre, a former consultant with whom it had previously had severed its business relationship. The complaint was filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-004088). The plaintiffs allege damages arising from certain inducements which were relied upon to their detriment.

The Company considers these allegations to be baseless and without merit and expects to file a Motion to Dismiss both claims of both plaintiffs and intends to vigorously pursue damages in the course of its defense of this complaint and other previous acts of the plaintiffs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s security holders for a vote during the course of the fourth quarter of this fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Market Information

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

	2004
	High	Low
COMMON STOCK
First quarter	$12.00	$3.36
Second quarter	$9.60	$1.49
Third quarter	$2.64	$1.20
Fourth quarter	$1.39	$0.06

	2005
	High	Low
COMMON STOCK
First quarter	$1.28	$0.60
Second quarter	$15.40	$0.60
Third quarter	$15.80	$2.20
Fourth quarter	$8.00	$2.40

	2006
	High	Low
COMMON STOCK
First quarter	$6.80	$2.40
Second quarter	$3.75	$1.35
Third quarter	$1.80	$0.60
Fourth quarter	$2.95	$1.05

All prices for fiscal 2004, 2005 and 2006 are split-adjusted to reflect a reverse 1:12 stock split which occurred on December 20, 2004 and also reflect a reverse 1:4 stock split which occurred March 14, 2006.

On March 27, 2007, the last sale price of our common stock reported by the OTCBB was $1.90 per share.

Shareholders

Records of our stock transfer agent indicate that as of March 31, 2007, we had 699 record holders of our common stock. The Company estimates there are nearly 500 holders of lots of 100 or more shares.  Since a significant number of our shares are held by financial institutions in “street name,” it is likely that we have significantly more stockholders than indicated above. We estimate that we have approximately 1,000 beneficial holders, including such shares held in “street name.” As of March 31, 2007 we had 9,543,117 outstanding shares of common stock.

Dividend Policy

Our board of directors determines any payment of dividends. We have never declared or paid any cash dividends, and we do not anticipate or contemplate paying cash dividends in the foreseeable future. It is our Board of Directors intention to utilize all available funds for working capital of bioMETRX.

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

The warrants entitle Kuhn to purchase shares of the Company’s common stock reserved for issuance thereunder for a period of five years from the date of issuance. Twenty percent of the warrants are exercisable per year on a cumulative basis at varying prices as set forth below:

Date(s) of Exercise	Amount	Exercise Price
7/5/07 - Expiration Date	9,333	$3.20
7/5/08 - Expiration Date	9,334	$3.60
7/5/09 - Expiration Date	9,334	$4.00
TOTAL:	28,001

Pursuant to the Subscription Agreement, the Company agreed to file with the Securities and Exchange Commission (“SEC”) a Registration Statement covering the Shares. Such Registration Statement has not been filed by the Company and the Company has delivered to Kuhn an additional 75,000 shares and the Company has recorded an additional 50,000 shares penalty which have yet to be issued of the Company’s Common Stock.

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

In December 2005, the Company issued 100,000 restricted shares of its common stock to US Security & Protection Systems, Inc. (“US Security”) in connection with the termination of an exclusive distribution and sales agreement between the Company and US. Security.

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

On February 14, 2006, the Company issued 250,000 shares of its common stock to Russell Kuhn pursuant to a Consulting Agreement entered into between the Company and Mr. Kuhn.

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

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Jane Petri and Joseph Panico. The principal and interest of 12% per annum is due on June 21, 2006. The note carries a default rate of 18% per annum. In addition, the Company issued an aggregate of 25,000 restricted shares common stock to Petri and Panico as debt issuance costs.

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

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement. (See Note 11 on “Forebearance Notes”).

On October 10, 2006 the Company amended the exercise price of the 1,600,000 Class A Warrants from $1.75 to $1.00.

On June 5, 2006 the Company issued 54,201 restricted shares of its common stock to Mark Basile in lieu of indebtedness to Mr. Basile by the Company.

On July 17, 2006, the Company issued 2,827 shares to Mr. Dennis Rutowicz. These shares were issued to Mr. Rutowicz to correct a mistake whereby Mr. Rutowicz was accidentally omitted from a list of investors in the Company.

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

The Company entered into a Securities Purchase Agreement in September 2006, with Dorothy Christofides ($30,000) and Barry and Marci Mainzer ($25,000) relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of the Company’s 10% Promissory Notes due March 30, 2007 in the aggregate principal amount of $55,000, 55,000 Common Stock Purchase Warrants and 22,000 Shares of the Company’s Common Stock.

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

Each Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.25 per share commencing on the date of issuance and expiring at the close of business on September 14, 2011.

As part of the Private Placement, the Company agreed to register the 99,000 shares of common stock underlying the Warrants and the 300,000 shares of the common stock issued as part of this private placement.

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

The warrants are exercisable for four years at the following exercise prices:

100,000 at $1.50 per share
100,000 at $2.00 per share
100,000 at $4.00 per share

The Company entered into a Securities Purchase Agreement dated as of December 28, 2006, with three investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of units (the “Units”) consisting of Senior Convertible Debentures in the principal amount of $1,500,000 (“Debentures”), 1,500,000 Series A Common Stock Purchase Warrants (“A Warrants”) and 750,000 Series B Common Stock Purchase Warrants (“B Warrants”). The closing occurred on January 5, 2007.

The Debentures mature on June 29, 2008. The Debentures are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per hare. The Debentures are convertible at the option of the Company into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the shares underlying the Debentures are registered. The Company may redeem the Debentures for 125% of the principal amount of the Debenture together with all accrued and unpaid interest provided that (i) an event of default has not occurred, (ii) the price of the Company’s common stock exceeds $1.50 and (ii) an effective registration statement covering the shares underlying the Debentures exists.

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share at any time after July 1, 2007 and expiring at the close of business on the fifth anniversary of the initial issuance date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledgement on or before June 30, 2007 that the Company has both received and booked revenues for its products totaling $1,000,000, the B Warrants shall automatically terminate. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

Pursuant to the Selling Agent Letter Agreement between the Company and First Montauk Securities Corporation (“Selling Agent”), the Selling Agent was paid a cash fee of $150,000 (10% of the aggregate purchase price of the Units sold to the subscribers). The Company also issued the Selling Agent a warrant to purchase 150,000 shares of its common stock on the same terms as the A Warrants.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Debentures, Warrants and Selling Agent Warrant.

As a condition to closing, the Company obtained consents and waivers from the investors of its private placement of $1,600,000 principal amount of Convertible Notes (“Notes”) issued on June 29, 2006, pursuant to which each of the prior investors agreed to waive any and all existing defaults relating to the Notes and agreed to forebear from exercising any rights accruing upon default until March 31, 2007. In connection therewith, the Company issued to the investors Convertible Notes (“Forebearance Notes”) in the aggregate principal amount of $387,437.39, representing liquidated damages due under the Notes. The Forebearance Notes are convertible into the Company’s common stock at $1.00 per share.

On January 9, 2007, Ms. Yarde exercised 250,000 stock options at $.40 per share. Ms. Yarde exercised the options via “cash-less exercise” and was issued 217,213 shares of common stock.

On January 9, 2007, the Company issued an aggregate of 44,250 bonus shares of its common stock pursuant to the Company’s 2005 Equity Incentive Plan to the following individuals:

Mark Basile	15,000
Lorraine Yarde	12,500
J. Richard Iler	10,000
Bernie Lee	2,000
Peter O’Neil	1,500
Donna Basile	2,000
Jon Guttman	1,000
Christina Romita	250
Total	44,250

On January 16, 2007, the Company issued an aggregate of 40,000 shares of its common stock to Patricia Giberson (26,000) and Oceana Partners (14,000) pursuant to a consulting agreement between the Company and Ocean Partners.

On January 16, 2007, the Company issued 40,000 shares of its common stock to Brad Schwab pursuant to a consulting agreement between the Company and Mr. Schwab.

On January 16, 2007, the Company issued an aggregate of 4,000 shares of its common stock to the owners of Vintage Filings, Inc. (Seth Farbman 2,000 and Shai Stern 2,000) for services rendered to the Company in connection with its SEC filings. These shares were issued under the Company’s 2005 Equity Incentive Plan.

On January 22, 2007, the Company issued 50,000 shares of its common stock to Mark Basile as consideration for Mr. Basile providing the Company his personal guarantee in connection with the opening of a Letter of Credit in the amount of $1,040,400.

On January 23, 2007, the Company issued 80,000 shares of its common stock to Mark Basile in exchange for Mr. Basile foregoing $140,000 of his 2007 salary.

On January 31, 2007, the Company issued 110,000 restricted shares of its common stock to Equity Services LLC pursuant to a consulting agreement between the Company and ICR, LLC.

On February 13, 2007, the Company issued 75,000 restricted shares of its common stock to Interactive Resources Group, Inc. (“IRG”) pursuant to a consulting agreement between the Company and IRG.

On February 14, 2007, the Company issued 25,000 restricted shares of its common stock to Barry and Marci Mainzer upon the exercise of a warrant for a like number of shares. The exercise price of the warrant was $1.00 per share and was paid for by forgiving the principal payment of a $25,000 promissory note due to the Mainzers.

On February 14, 2007 the Company issued 25,000 restricted shares of its common stock to Dorothy Christofides upon conversion of a promissory note in the principal amount of $30,000. As additional consideration for Ms. Christofides converting her promissory note, the Company issued her 20,000 common stock purchase warrants exercisable for a period of five years at $2.00 per share.

On February 14, 2007, the Company issued an aggregate of 7,000 shares of its common stock to the owners of Vintage Filings, Inc. (Seth Farbman 3,500 and Shai Stern 3,500) in exchange for Vintage providing one (1) year of filing the Company’s reports with the SEC via the Edgar filing system. These shares were issued under the Company’s 2005 Equity Incentive plan.

On March 6, 2007, the Company issued The Incredible Card Company 150,000 restricted shares of its common stock as consideration for the purchase of a patent the Company acquired in January 2007. Mr. Basile, the Company’s Chairman and CEO, was a former officer and director of The Incredible Card Company.

On March 12, 2007, the Company issued Robert Jacobs 150,000 restricted shares of its common stock as consideration for the purchase of a patent.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	200,000	$1.03	22,625

Total	200,000	0	22,625

In December 2005, our board approved our 2005 Equity Incentive Plan (the “2005 Plan”) and set aside 1,250,000 shares for grants pursuant to incentive and non-qualified stock options, stock appreciation rights, restricted stock awards and performance stock awards. The 2005 Plan has not been approved by our stockholders and accordingly, no “incentive stock options,” as defined in the Internal Revenue Code, can be granted until such approval is obtained. The 2005 Plan is currently administered by our board of directors. During the fiscal year 2006, 1,040,625 shares and shares underlying options were granted under the plan. On January 5, 2006 the Company issued an aggregate of 44,500 shares under the Plan to employees and consultants. As of December 31, 2006 there were 200,000 options to purchase shares outstanding under the 2005 Plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” “Description of Business” and elsewhere in this document. See “Forward-Looking Statements.”

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

On November 2, 2004, by mutual agreement, Palomar and MarketShare Recovery terminated the Agreement.

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

On June 29, 2006, the Company entered into a Securities Purchase Agreement dated as of June 29, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Act , of units consisting of 8% Convertible Notes in the principal amount of $950,000, Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants. In addition, the company entered into an Exchange Agreement with the two investors who purchased $650,000 of the Preferred Stock Units, on April 28, 2006 whereby the Company agreed to issue the Units in exchange for the return and cancellation of the previously issued Preferred Stock Units. Accordingly, at closing the Company issued its 8% Convertible Notes in the aggregate principal amount of $1,600,000, 1,600,000 A Warrants and 800,000 B Warrants to the Investors. The Company also issued an aggregate of 128,000 shares of its common stock to the investors representing one year’s of prepaid interest on the Notes.

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

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement. (See Footnote 11 “Forebearance Notes”).

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

In September 2006, the Company entered into a Securities Purchase Agreement with two investors relating to the issuance and sale of the Company’s 10% Promissory Notes due March 30, 2007 in the aggregate principal amount of $55,000, 55,000 Warrants and 22,000 shares of the Company’s Common Stock.

On December 28, 2006, the Company entered into a Securities Purchase Agreement with three investors relating to the issuance and sale in a private placement of units consisting of 8% Senior Convertible Debentures in the principal amount of $1,500,000, 1,500,000 Series A Common Stock Purchase Warrants and 750,000 Series B common Stock Purchase Warrants. The closing occurred on January 5, 2007.

Pursuant to the Selling Agent Letter Agreement between the Company and First Montauk Securities Corporation (“Selling Agent”), the Selling Agent was paid a cash fee of $150,000(10% of the aggregate purchase price of the units sold to the subscribers). The Company also issued the Selling Agent a warrant to purchase 150,000 shares of its common stock on the same terms as the A Warrants.

As part of the private placement, the Company entered into a registration rights agreement with each subscriber who purchased units in the private placement. Under the registration rights agreement, the Company is obligated to file a registration statement on Form SB-2 relating to the resale by the holders of the common stock underlying the debentures, warrants and Selling Agent warrant.

As a condition to closing, the Company obtained consents and waivers from the investors of its private placement of $1,600,000 principal amount of Convertible Notes (“Notes”) issued on June 29, 2006, pursuant to which each of the prior investors agreed to waive any and all existing defaults relating to the Notes and agreed to forebear from exercising any rights accruing upon default until March 31, 2007. In connection therewith, the Company issued to the investors Convertible Notes (“Forebearance Notes”) in the aggregate principal amount of $387,437.39, representing liquidated damages due under the Notes. The Forebearance Notes are convertible into the Company’s common stock at $1.00 per share.

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

The home security industry consists of garage door manufacturers, key and lock manufacturers and central station alarm monitoring companies, representing a $25 billion global market. bioMETRX develops market-specific products in this area which are being sold through retailers, dealers and direct to consumers in the Unites States. The company’s first product, the Garage Door Opener, also known as the MasterLock™ GDO powered by smartTOUCH, will be available through the Home Depot this summer.

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

Management’s plan of operations for the next twelve months is to raise additional capital, complete further development of its product line and commence marketing the Company’s products and services. The Company expects it will require $6,000,000 to $8,000,000 over the next 12 months to accomplish these goals and expects to be financed by the private sale of its securities and lines of credit with commercial banks for continuous manufacturing output of its products. There are no firm commitments on anyone’s part to invest in the Company and if it is unable to obtain financing through the sale of its securities or other financing, the Company’s products and services may never be commercially sold.

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

Results of Operations

From Inception through December 31, 2006

From inception (February 1, 2001) through December 31, 2006, bioMETRX has generated no revenues. During the period from inception (February 1, 2001) through December 31, 2006, bioMETRX had net losses totaling $24,588,556. From inception through December 31, 2006, bioMETRX’s general and administrative expenses totaled $25,167,846 or 92.9% of total expenses. From inception through December 31, 2006, bioMETRX incurred stock-based compensation of $19,169,334 or 70.6% of expenses, of which $7,573,191 or 55.7% of total expenses was incurred during the twelve months ended December 31, 2006. Research and development costs were $1,178,045 or 4.3% of total expenses incurred in the period from inception through December 31, 2006.

Results of Operations for the years ended December 31, 2006 and 2005

For Twelve Month period ended December 31, 2006 compared to December 31, 2005

During the twelve months ended December 31, 2006, net losses totaled $10,837,218 compared to $12,173,969 for the same twelve month period ending December 31, 2005. For the twelve months ending December 31, 2006, bioMETRX’s general and administrative expenses totaled $12,673,521, or 94.9% of total operating expenses. During the same twelve month period in 2005, general and administrative expenses totaled $11,074,632 or 91.0% of total operating expenses. Salaries comprised $786,333, or  6.90% of total expenses for the twelve month period ended December 31,2006 as compared to $396,504, or 4.42% for the nine months ended December 31, 2005.  Included in the net loss for 2006 was a one-time gain of $2,600,000 related to the return to the Company by a former officer and director of 187,500 stock options valued at $2,362,500 and 62,500 shares of common stock valued at $237,500.

For the twelve months ending December 31, 2006, interest expense was $104,356, as compared to $7,012 for the twelve months ending December 31 2005.

Research and development expenses for the nine months ending December 31, 2006 was $658,579, 5.00%  of net loss as compared to $361,490, or 2.97% for the same period in 2005.

Liquidity and Capital Resources

As of December 31, 2006 bioMETRX had total assets of $636,404 and total current assets of $513,295. At December 31, 2006 bioMETRX had total liabilities of $2,046,054 and total current liabilities of $1,352,051. bioMETRX’s had negative working capital at December 31, 2006 of $838,756 and an equity deficit of $1,409,650. Because of this deficit, the Company’s ability to continue to operate and its future remains in question as a going concern unless additional capital is contributed or until such time as it generates revenues and become cash flow positive.

Since inception, bioMETRX has financed its activities solely from the private sales of its securities and the incurrence of debt. In November 2001 bioMetrx Technologies issued 275,000 shares of its common stock, valued at $275,000 ($1.00 per share), for services rendered. In December 2002, bioMETRX sold 20,000 shares of its common stock for $5,000 ($2.50 per share).

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

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Jane Petri and Joseph Panico. The principal and interest of 12% per annum was due on June 21, 2006. The note carried a default rate of 18% per annum. In addition, the Company issued 25,000 restricted shares of common stock to Petri and Panico as debt issuance costs at a cost of $71,250.

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

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement. For the period ended December 31, 2006 a total of $72,000 has been accrued as finance costs to reflect these provisions.

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

The Company entered into a Securities Purchase Agreement dated as of December 28, 2006, with three investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of units (the “Units”) consisting of Senior Convertible Debentures in the principal amount of $1,500,000 (“Debentures”), 1,500,000 Series A Common Stock Purchase Warrants (“A Warrants”) and 750,000 Series B Common Stock Purchase Warrants (“B Warrants”). The closing occurred on January 5, 2007.

The Debentures mature on June 29, 2008. The Debentures are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per hare. The Debentures are convertible at the option of the Company into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the shares underlying the Debentures are registered. The Company may redeem the Debentures for 125% of the principal amount of the Debenture together with all accrued and unpaid interest provided that (i) an event of default has not occurred, (ii) the price of the Company’s common stock exceeds $1.50 and (ii) an effective registration statement covering the shares underlying the Debentures exists.

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share at any time after July 1, 2007 and expiring at the close of business on the fifth anniversary of the initial issuance date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledgement on or before June 30, 2007 that the Company has both received and booked revenues for its products totaling $1,000,000, the B Warrants shall automatically terminate. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

Pursuant to the Selling Agent Letter Agreement between the Company and First Montauk Securities Corporation (“Selling Agent”), the Selling Agent was paid a cash fee of $150,000 (10% of the aggregate purchase price of the Units sold to the subscribers). The Company also issued the Selling Agent a warrant to purchase 150,000 shares of its common stock on the same terms as the A Warrants.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Debentures, Warrants and Selling Agent Warrant.

As a condition to closing, the Company obtained consents and waivers from the investors of its private placement of $1,600,000 principal amount of Convertible Notes (“Notes”) issued on June 29, 2006, pursuant to which each of the prior investors agreed to waive any and all existing defaults relating to the Notes and agreed to forebear from exercising any rights accruing upon default until March 31, 2007. In connection therewith, the Company issued to the investors Convertible Notes (“Forebearance Notes”) in the aggregate principal amount of $387,437.39, representing liquidated damages due under the Notes. The Forebearance Notes are convertible into the Company’s common stock at $1.00 per share.

On February 7, 2007, the Company deposited $200,000 into an escrow account with its counsel. The funds are to be utilized in connection with the manufacture of the Company’s garage door openers. As of April 4, 2007, approximately $31,000 has been sent to the Company’s manufacturer and the balance remaining in that account is approximately $169,000.

bioMETRX is dependent on raising additional funding necessary to implement its business plan. bioMETRX’ auditors have issued a “going concern” opinion on the financial statement for the year ended December 31, 2006, indicating bioMETRX is in the development stage of operations, has a working capital and net equity deficiency. These factors raise substantial doubt in bioMETRX’ ability to continue as a going concern. If bioMETRX is unable to raise the funds necessary to complete the development of its products and fund its operations, it is unlikely that bioMETRX will remain as a viable going concern.

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

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of December 31, 2005 and as of December 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

RISK FACTORS

THIS INVESTMENT INVOLVES A HIGH DEGREE OF RISK. BEFORE YOU INVEST YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS PROSPECTUS. IF ANY OF THE FOLLOWING RISKS ARE REALIZED, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED AND THE VALUE OF OUR STOCK COULD GO DOWN. THIS MEANS YOU COULD LOSE ALL OR A PART OF YOUR INVESTMENT.

Risks Related to Our Business

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have never generated revenue. Therefore, we have a limited operating history upon which to evaluate the merits of investing in the Company. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

We are dependent on outside financing for continuation of our operations.

Because we have never generated revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

Our business will not grow unless the market for biometric products and services expands both domestically and internationally.

Our revenues will be derived from the sale of biometric products and services. Biometric products have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products depends on a number of factors including without limitation:

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

•
the inability to timely and successfully (i) complete development of complex designs, components and products, (ii) complete new product introductions that may result in improved gross margins, (iii) manufacture in volume through a contract manufacturer that operates a production facility overseas;

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

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

We have audited the accompanying consolidated balance sheet of bioMetrx, Inc. and Subsidiaries (A Development Stage Company) (“the Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005 and for the period February 1, 2001 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of bioMetrx, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period February 1, 2001 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company whose operations have generated recurring losses and cash flow deficiencies for the years ended December 31, 2006 and 2005. In addition, as of December 31, 2006 the Company has a significant working capital deficit and stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 31, 2006

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

Current Assets:
Cash	$15,081
Prepaid Expenses	17,164
Inventories	423,853
Deposits on Inventory	57,197
Total Current Assets	513,295

Property and Equipment, net	91,814

Other Assets:
Deferred Finance Costs, net	14,250
Security Deposit	17,045
Total Other Assets	31,295

TOTAL ASSETS	$636,404

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$507,289
Notes Payable	755,000
Convertible Forbearance Notes, net of unamortized discounts of $387,437	-
Accrued Taxes Payable	39,436
Accrued Payroll	26,720
Accrued Interest	23,606

Total Current Liabilities	1,352,051

Long-Term Liabilities:
8% Convertible Notes, net of unamortized discounts of $905,997	694,003

TOTAL LIABILITIES	2,046,054

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-
Common Stock, $.001 par value; 25,000,000 shares authorized;
8,915,907 shares issued and outstanding	8,916
Additional Paid-In-Capital	24,355,224
Prepaid Interest - 8% Convertible Notes	(86,400)
Deferred Finance Costs	(1,089,859)
Deficit Accumulated in the Development Stage	(24,597,531)

Total Stockholders' Deficit	(1,409,650)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$636,404

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period February 1, 2001 (Inception) to December 31, 2006
REVENUES	$-	$-	$-

Costs and Expenses:
General and Administrative Expenses	12,673,521	11,074,632	25,167,846
Research and Development Expenses	658,879	361,490	1,178,045
Contract Buyouts Issued In Stock	-	356,000	356,000
Settlement of Threatened Litigation	-	368,750	368,750
Total Costs and Expenses	13,332,400	12,160,872	27,070,641

Loss before Other Income (Expense)	(13,332,400)	(12,160,872)	(27,070,641)

Other Income (Expense)
Value of Common Stock and Options Cancelled	2,600,000	-	2,600,000
Interest Expense	(104,356)	(7,012)	(111,368)
Unrealized Loss on Marketable Securities	(461)	(6,085)	(6,547)
Total Other Income (Expense)	2,495,183	(13,097)	2,482,085

Net Loss	(10,837,218)	(12,173,969)	(24,588,556)

Preferred Stock Dividend	(8,975)	-	(8,975)

Net Loss Attributable to Common Shareholders	$(10,846,193)	$(12,173,969)	$(24,597,531)

Weighted Average Common Shares - Outstanding	7,605,851	4,026,446

Net Loss per Common Share (Basic and Diluted)	$(1.43)	$(3.02)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2006	FOR THE YEAR ENDED DECEMBER 31, 2005	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2006

Cash Flows from Operating Activities:
Net Loss	$(10,837,218)	$(12,173,969)	$(24,588,556)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	7,573,591	10,072,501	17,958,592
Liquidated Damages paid by Issuance of Forbearance Notes	387,437	-	387,437
Amortization of Deferred Finance Costs	694,436	201,736	1,002,421
Depreciation	3,999	-	3,999
Unrealized Loss on Marketable Securities	461	6,085	6,547

Change in Operating Assets and Liabilities:

(Increase) Decrease in Prepaid Expenses	41,989	(59,150)	(17,161)
(Increase) in Inventories	(423,853)	-	(423,853)
(Increase) in Deposits on Inventory	(57,197)	-	(57,197)
(Increase) in Security Deposits	(509)	(16,536)	(17,045)
Increase in Accounts Payable	285,406	-	285,406
Increase (Decrease) in Accrued Liabilities	52,759	(38,929)	125,838
Increase (Decrease) in Accrued Settlement of Threatened Litigation	(368,750)	368,750	-
Increase in Accrued Payroll - Related Parties	-	180,000	960,000
Net Cash Used in Operating Activities	(2,647,449)	(1,459,512)	(4,373,572)

Cash Flows from Investing Activities:

Capital Expenditures	(95,813)	-	(95,813)

Net Cash Used in Investing Activities	(95,813)	-	(95,813)

Cash Flows from Financing Activities:
Restricted Cash	66,427	(96,427)	(30,000)
Proceeds of Loans	-	-	25,000
Proceeds from Issuance of 8% Convertible Notes	950,000	-	950,000
Proceeds from Issuance of Notes Payable	755,000		755,000
Advances to Stockholder/Officer	-	(79,570)	(381,598)
Proceeds from Issuance of Preferred Stock	650,000	-	650,000
Repayment of Related Party Loans	-	(109,736)	(109,736)
Advances to Employee	3,000	(3,000)	-
Repayments of Loans	-	-	(25,000)
Deferred Finance Costs	(155,000)	-	(155,000)
Proceeds from Issuances of Common Stock	342,000	2,125,000	3,066,750
Commissions Paid on Sales of Common Stock	(37,200)	(223,750)	(260,950)
Net Cash Provided by Financing Activities	2,574,227	1,612,517	4,484,466

Net Increase (Decrease) in Cash	(169,035)	153,005	15,081

Cash, Beginning	184,116	31,111	-

Cash, Ending	$15,081	$184,116	$15,081

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$7,012

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information:

Non Cash Financing Activities:

Common Stock Issued as Commissions on
Sale of Common Stock	$431,706	$725,668	$1,600,624

Accrued Commissions on Sales of
Common Stock	$-	$224,783	$224,783

Common Stock Issued as payment of
Accrued Commissions Payable	$224,783	$-	$224,783

Issuance of Common Stock as Payment of Accrued
Officers' Salaries	$310,000	$470,000	$160,000

Issuance of Common Stock - Deferred Finance Costs	$2,248,354	$-	$2,248,354

Issuance of Common Stock - Deferred Compensation		$390,000	$390,000

Application of Loans Receivable - Officer Against
Accrued Compensation	$201,598	$-	$851,598

Common Stock Issued as Penalty Shares for
Non-Registration	$674,175	$629,000	$1,303,175

Common Stock Issued as Prepaid Interest
on 8% Convertible Notes	$172,800	$-	$172,800

Issuance of Convertible Forbearance Notes
in connection with Liquidated Damages	$387,439	$-	$387,439

Beneficial Conversion Feature of Convertible Forbearance Notes	$387,439	$-	$387,439

Cashless Exercise of Stock Options - Related Party	$250,000	$-	$250,000

Accrued Deferred Finance Costs	$67,948	$-	$67,948

Deferred Finance Costs on the Issuance of Warrants		$-	$-

Preferred Stock Dividend	$8,975	$-	$8,975

Issuance of Common Stock as Payment of Accrued
Expenses		$1,825,000	$1,825,000.00

Issuance of Common Stock as Payment of Accrued
Settlement of Threatened Litigation	$368,750	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid In	Deferred	Prepaid Interest 8% Convertible	Deferred Finance	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Notes	Costs	Stage	Total

BALANCE, FEBRUARY 1, 2001			-	$-	$-	$-	$-	$-	$-	$-

Shares issued at December 31, 2001 pursuant to initial capitalization			1,500,000	1,500	-	-			-	1,500
Common Stock issued for services valued at $1.00 per share.			275,000	275	274,725	-			-	275,000
Net loss for the period ended December 31, 2002			-	-	-	-			(275,046)	(275,046)

BALANCE, December 31, 2001			1,775,000	1,775	274,725	-	-	-	(275,046)	1,454

Common Stock issued at $1.00 per share.			5,000	5	4,995	-			-	5,000
Net loss for the period ended December 31, 2003			-	-	-	-			(7,573)	(7,573)

BALANCE, December 31, 2002			1,780,000	1,780	279,720	-	-	-	(282,619)	(1,119)

Common Stock issued at $1.00 per share.			231,250	231	231,019	-			-	231,250
Common Stock issued for services.			75,000	75	149,925	(112,500)			-	37,500
Common Stock issued as commissions on sales of common stock.			129,500	130	129,370	-			-	129,500
					(129,500)					(129,500)
Amortization of deferred compensation.			-	-	-	47,917			-	47,917
Net loss for the period ended December 31, 2003			-	-	-	-			(526,536)	(526,536)

BALANCE, December 31, 2003			2,215,750	2,216	660,534	(64,583)	-	-	(809,155)	(210,988)

BIOMETRX TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - (continued)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid In	Deferred	Prepaid Interest 8% Convertible	Deferred Finance	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Notes	Costs	Stage	Total
Common Stock issued $1.00 per share.			27,000	$27	$26,974	$-			$-	$27,001
Common Stock issued $4.00 per share.			83,750	84	334,916	-			-	335,000
Common Stock issued as commissions on sales of common stock valued at $1.00 per share			8,750	9	8,741					8,750
					(8,750)					(8,750)
Common Stock issued as commissions on sales of common stock valued at $4.00 per share			50,000	50	199,950	-			-	200,000
					(200,000)					(200,000)
Amortization of deferred compensation.			-	-	-	58,333			-	58,333
Net loss for the period ended December 31, 2004			-	-	-				(768,214)	(768,214)

BALANCE, December 31, 2004			2,385,250	2,386	1,022,365	(6,250)	-	-	(1,577,369)	(558,868)

Common Stock issued $.40 per share upon exercise of stock options.			18,750	19	7,481					7,500
Common Stock issued $1.60 per share.			125,000	125	199,875	-			-	200,000
Common Stock issued $2.00 per share.			37,500	37	74,963	-			-	75,000
Common Stock issued $4.00 per share.			26,250	26	104,974	-			-	105,000
Common Stock issued for Services valued at $4.00 per share			25,000	25	99,975					100,000
Common Stock issued for Services valued at $4.00 per share			125,000	125	499,875					500,000
Common Stock issued for Services valued at $4.00 per share			17,500	18	69,982					70,000
Common Stock issued for Services valued at $4.00 per share			28,125	28	112,472					112,500
Common Stock issued for Services valued at $1.00 per share			10,000	10	9,990					10,000
Common Stock issued for Services valued at $3.56 per share			100,000	100	355,900					356,000
Common Stock issued for Services valued at $5.20 per share			62,500	63	324,937					325,000
Issuance of Common Stock purchase options for services - Related Party			-	-	4,725,000					4,725,000
Common Stock issued $.40 per share upon exercise of stock options - Related Party			31,250	31	12,469	-			-	12,500
Common Stock issued $.80 per share - Related Party			562,500	563	449,437	-			-	450,000
Common Stock issued $.80 per share upon exercise of stock warrants - Related Party			281,250	281	224,719					225,000
Common Stock issued $2.00 per share - Related Party			175,000	175	349,825	-			-	350,000
Common Stock issued $3.00 per share - Related Party			233,334	233	699,767	-			-	700,000
Common Stock issued for Services valued at $11.00 per share - Related Party			187,500	187	2,062,313				-	2,062,500
Common Stock issued for Services valued at $4.00 per share - Related Party			181,250	181	724,819					725,000
Common Stock issued as consideration for Accrued Salaries valued at $2.00 per share - Related Party			235,000	235	469,765					470,000

BIOMETRX TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - (continued)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid In	Deferred	Prepaid Interest 8% Convertible	Deferred Finance	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Notes	Costs	Stage	Total
Common Stock issued as commissions on sales of common stock valued at $4.40 per share			164,924	165	725,500	-			-	725,665
					(725,665)	-			-	(725,665)
Effect of recapitalization due to reverse merger			810,031	810	(319,804)					(318,994)
Penalty shares issued to Related Party in connection with non-registration valued at $4.80 per share			25,000	25	119,975					120,000
Penalty shares issued to Related Party in connection with non-registration valued at $4.80 per share			25,000	25	119,975					120,000
Penalty shares issued to Related Party in connection with non-registration valued at $3.20 per share			25,000	25	79,975					80,000
Penalty shares issued to Related Party in connection with non-registration valued at $7.96 per share			25,000	25	198,975					199,000
Penalty shares issued to Related Party in connection with non-registration valued at $4.40 per share			25,000	25	109,975					110,000
Issuance of 25,000 Common Stock purchase options for services - Related Party					180,000	(180,000)				-
Issuance of 18,750 Common Stock purchase options for services - Related Party					157,500	(105,000)				52,500
Issuance of 18,750 Common Stock purchase options for services - Related Party					157,500	(105,000)				52,500
Issuance of 62,500 Common Stock purchase options for services					252,500					252,500
Issuance of 25,000 Common Stock purchase options for services - Related Party					100,000					100,000
Amortization of deferred compensation.			-	-	-	201,736			-	201,736
Commissions paid on sales of common stock.			-	-	(223,750)	-			-	(223,750)
Commissions accrued on sale of Common Stock					(224,783)					(224,783)
Net loss for the period ended December 31, 2005			-	-	-	-			(12,173,969)	(12,173,969)

BALANCE, December 31, 2005	-	-	5,947,914	5,948	13,308,776	(194,514)	-	-	(13,751,338)	(631,128)

BIOMETRX TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - (continued)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid In	Deferred	Prepaid Interest 8% Convertible	Deferred Finance	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Notes	Costs	Stage	Total

Cashless Exercise of 250,000 common stock options @ $.72 per share - Related Party			179,578	180	(180)

Issuance of Common Stock pursuant to the 2005 Equity Incentive Plan - 44,250 shares @ $2.90 per share - Related Parties.			44,250	44	128,281					128,325

Common Stock issued $.80 per share upon exercise of stock warrants - Related Party			281,250	281	224,719					225,000

Effect of return of Shares of Common Stock and cancellation of Common Stock Options pursuant to a Termination Agreement - Related Party.			(62,500)	(63)	(2,359,342)					(2,359,405)

Issuance of Common Stock for Cash @ $1.25 per share - Related Party			183,750	184	146,816					147,000
Issuance of Common Stock for Cash @ $3.54 per share.			2,827	2	9,998					10,000

Issuance of 100,000 Common Stock Purchase Options for Services @ $.48.					47,500					47,500
Issuance of 100,000 Common Stock Purchase Options for Services @ $.37.					37,200					37,200
Issuance of 100,000 Common Stock Purchase Options for Services @ $.17.					17,100					17,100
Issuance of 18,250 Common Stock Purchase Options for Services @ $1.37.					25,003					25,003

Common Stock issued for Services valued at $3.50 per share - Related Party			250,000	250	874,750					875,000
Common Stock issued for Services valued at $.85 per share - Related Party			100,000	100	84,900					85,000
Common Stock issued for Services valued at $.80 per share - Related Party			150,000	150	119,850					120,000

Common Stock issued in connection with financing Notes Payable @ $2.85 per share			25,000	25	71,225			(71,250)		-
Common Stock issued in connection with financing Notes Payable @ $1.90 per share			320,000	320	607,680			(608,000)		-
Common Stock issued in connection with financing Notes Payable @ $1.09 per share			160,000	160	174,240			(174,400)		-
Common Stock issued in connection with financing Notes Payable @ $1.60 per share			22,000	22	35,178			(35,200)		-

Common Stock issued for Services valued at $6.00 per share			25,000	25	149,975					150,000

BIOMETRX TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - (continued)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid In	Deferred	Prepaid Interest 8% Convertible	Deferred Finance	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Notes	Costs	Stage	Total
Common Stock issued for Services valued at $3.55 per share			20,000	20	70,980					71,000
Common Stock issued for Services valued at $3.50 per share			180,000	180	629,820					630,000
Common Stock issued for Services valued at $1.15 per share			25,000	25	28,725					28,750
Common Stock issued for Services valued at $1.70 per share			25,000	25	42,475					42,500
Common Stock issued for Services valued at $1.94 per share			25,000	25	48,475					48,500
Common Stock issued for Services valued at $1.50 per share			115,000	115	172,385					172,500
Common Stock issued for Services valued at $2.95 per share			75,000	75	221,175					221,250

Commissions paid on sales of common stock.					(37,200)					(37,200)

Commissions accrued on sale of Common Stock					(431,706)					(431,706)

Common Stock issued as commissions on sales of common stock valued at $3.99 per share			164,637	165	656,324					656,489

Issuance of Common Stock purchase options valued @ $3.83 for services - Related Party					4,788,813					4,788,813

Penalty shares issued to Related Party in connection with non-registration valued at $4.03 per share			25,000	25	100,725					100,750
Penalty shares issued to Related Party in connection with non-registration valued at $3.80 per share			25,000	25	94,975					95,000
Penalty shares issued to Related Party in connection with non-registration valued at $3.60 per share			25,000	25	89,975					90,000
Penalty shares issued to Related Party in connection with non-registration valued at $3.00 per share			25,000	25	74,975					75,000
Penalty shares issued to Related Party in connection with non-registration valued at $2.75 per share			25,000	25	68,725					68,750
Penalty shares issued to Related Party in connection with non-registration valued at $1.90 per share			25,000	25	47,475					47,500
Penalty shares issued to Related Party in connection with non-registration valued at $1.75 per share			25,000	25	43,725					43,750
Penalty shares issued to Related Party in connection with non-registration valued at $1.50 per share			25,000	25	37,475					37,500
Penalty shares issued to Related Party in connection with non-registration valued at $1.40 per share			25,000	25	34,975					35,000
Penalty shares issued to Related Party in connection with non-registration valued at $1.35 per share			25,000	25	33,725					33,750
Penalty shares issued to Related Party in connection with non-registration valued at $1.05 per share			25,000	25	27,225					27,250
Penalty shares issued to Related Party in connection with non-registration valued at $0.80 per share			25,000	25	19,975					20,000

BIOMETRX TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - (continued)
FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid In	Deferred	Prepaid Interest 8% Convertible	Deferred Finance	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Notes	Costs	Stage	Total

Issuance of Shares from Escrow to settle dispute of accrued expenses with pre-merger vendor.					67,948					67,948

Common Stock issued in Settlement of Threatened Litigation @ $2.95 per share.			125,000	125	368,625					368,750

Common Stock issued as consideration for Accrued Salaries valued at $2.00 per share - Related Party			54,201	54	108,348					108,402

Common Stock issued as Prepaid Interest on 8% Convertible Notes @ $1.35 per share.			128,000	128	172,672		(172,800)			-

Finder's Fees paid on sale of Preferred Stock					(147,500)			(28,500)		(176,000)

Common Stock issued as Finder's Fees on the sale of Preferred Stock valued at $1.30 per share.			50,000	50	64,950					65,000

Common Stock purchase warrants issued as payment of placement fees.					182,716			(182,716)		-

Beneficial Conversion Feature of common stock purchase warrants issued relative to 8% Convertible Notes.					1,217,392					1,217,392

Beneficial Conversion Feature of Convertible Forbearance Notes.					387,437					387,437

Issuance of Preferred Stock in conjunction with a Private Placement.	650,000	6,500			643,500					650,000

Conversion of Preferred Stock to 8% Convertible Notes in conjunction with an Exchange Agreement.	(650,000)	(6,500)			(643,500)					(650,000)

Preferred Dividend accrued					8,975				(8,975)	-

Issuance of Common Stock purchase options for services @ $3.53 per share - Related Party					882,051					882,051
Issuance of Common Stock purchase options for services @ $.192 per share - Related Party					19,200					19,200
Issuance of Common Stock purchase options for services @ $.178 per share - Related Party					35,600					35,600
Issuance of Common Stock purchase options for services @ $.122 per share - Related Party					24,400					24,400
Issuance of Common Stock purchase options for services @ $.085 per share - Related Party					17,000					17,000

Issuance of Common Stock purchase options related to deferred financing costs @ $.367 per share.					146,800			(146,800)
Issuance of Common Stock purchase options related to deferred financing costs @ $.784 per share.					43,120			(43,120)
Issuance of Common Stock purchase warrants related to deferred financing costs @ $1.895 per share.					187,606			(187,606)

Financing Costs Related to Issuance of 8% Convertible Notes								(107,500)		(107,500)

Amortization of deferred compensation.						194,514				194,514
Amortization of deferred finance costs.								495,233		495,233
Amortization of prepaid interest - 8% convertible debentures							86,400			86,400

CURRENT PERIOD LOSS									(10,837,218)	(10,837,218)

BALANCE, December 31, 2006	-	$-	8,915,907	$8,916	$24,355,224	$-	$(86,400)	$(1,089,859)	$(24,597,531)	$(1,409,650)

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

On September 30, 2005 the Company formed two subsidiary companies, smartTOUCH Medical, Inc and smartTOUCH Security, Inc. The two subsidiaries were incorporated in the State of Delaware. smartTOUCH Security, Inc tests and markets the Company’s biometrically secured garage door openers, thermostats, deadbolts and home alarm keypads. smartTOUCH Medical, Inc designs, tests and markets biometrically secured medical crash carts, rolling medicine carts, portable patient medical information devices and, security and retrieval systems for electronic medical records.

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

Note 2 - Basis of Presentation

The Company is a development stage company with no revenues and has incurred net losses of $10,837,218 and $12,173,969 during the years ended December 31, 2006 and 2005 respectively. In addition, the Company has a working capital deficiency of $1,139,793 and a stockholders’ deficiency of $1,739,488 at December 31, 2006. These factors raises substantial doubt about the Company’s ability to continue as a going concern.

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

The company plans to address its lack of liquidity by raising additional funds, either in the form of debt or equity, or some combination thereof and exiting the development stage..

There can be no assurances that the Company will be able to raise the additional funds it requires or exit the development stage.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period and related sales are recorded.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at December 31, 2006 consist of raw materials.

Debt Issuance Costs

Debt issuance costs are amortized over the lives of the related debt.

Property and equipment

Property and equipment consist of office equipment and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally five to seven years.

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revised SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the requisite service period. The Company adopted SFAS 123R effective January 1, 2006.

Prior to the adoptions of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees.” Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 148. As of January 1, 2005, all outstanding employee options were vested and therefore would have been no impact on compensation costs for the Company’s stock options during the 2005 period utilizing the fair value method set forth in SFAS 123(R).

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Continued)

During 2006, options were awarded to officers, employees and consultants of the Company. The fair value of the options at the dates of grant were calculated using the Black -Scholes fair value based method using the following assumptions (expected life -2-5 years; interest rate - 3.10% to 5.00%; annual rate of dividends - 0%; and volatility - 48% to 158%).

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued liabilities and other current liabilities approximates fair value because of the immediate or short term maturity of these financial instruments.

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising and marketing expenses for the years December 31, 2006 and 2005 were $1,000 and $8,750 respectively

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $658,879 and $361,490 for the years ended December 31, 2006 and 2005, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “Change in Ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The common stock issued and outstanding with respect to the pre-merger Marketshare stockholders has been included since January 1, 2004. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (7,001,495 and 850,495 in 2006 and 2005 respectively inclusive of all potential convertible shares, warrants and options) are anti-dilutive.

Recently Issued Accounting Pronouncements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year end 2008, although early adoption is permitted. The Company is assessing the potential effect of SFAS 157 on its financial statements.

Note 4 - Property and Equipment

Property and equipment at December 31, 2006 consist of the following:

Office Equipment	$32,558
Tooling and Dies	63,255
95,813
Less: Accumulated Depreciation	3,999
$91,814

Note 5 - Notes Payable

Notes payable at December 31, 2006 consist of the following:

Notes payable to private investors; bearing interest at 10% per annum and due March 15, 2007 (see Note 7)	$700,000

Notes payable to private investors; bearing interest at 10% per annum and due March 30, 2007 (see Note 7)	55,000
$755,000

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Convertible Notes

On June 29, 2006, the Company entered into a Securities Purchase Agreement, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, of units (the “Units”) consisting of 8% Convertible Notes in the principal amount of $950,000 (“Notes”), Series A Common Stock Purchase Warrants (“A Warrants”) and Series B Common Stock Purchase Warrants (“B Warrants”). In addition, the company entered into an Exchange Agreement with the two investors who purchased $650,000 of the Preferred Stock Units, previously reported on Form 8-K dated April 28, 2006 whereby the Company agreed to issue the Units in exchange for the return and cancellation of the previously issued Preferred Stock Units. Accordingly, at closing the Company issued its 8% Convertible Notes in the aggregate principal amount of $1,600,000, 1,600,000 A Warrants and 800,000 B Warrants to the Investors. The Company also issued an aggregate of 128,000 shares of its common stock valued at $172,800 to the investors representing one year’s of prepaid interest on the Notes.

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

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.75 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share commencing 181 days after issuance and expiring at the close of business on the fifth anniversary of the initial exercise date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledgement, in the form of bona fide purchase order demonstrating that at least $1,000,000 of the Company’s products have been ordered, other than its initial order from a national retailer in the amount of approximately 23,000 garage door opening units, within 181 days after the date of the Securities Purchase Agreement, the B Warrants shall automatically terminate. The Company did not receive this purchase order. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

Pursuant to the Selling Agent Letter Agreement between the Company and the Selling Agent, the Selling Agent was paid a cash fee of $95,000 (10% of the aggregate purchase price of the Units sold to the subscribers) in addition to the $75,000 it received, inclusive of $10,000 in expenses. The Company also issued the Selling Agent a warrant to purchase 160,000 shares of its common stock on the same terms as the A Warrants. Such warrant was valued at $182,716 using the Black Scholes model. In addition, the Company paid $15,000 to the Selling Agent’s counsel and $32,500 to its counsel.

The Company recorded a combined debt discount in the amount of $1,215,200 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force (“ETIF”) 00-27: Application of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversation feature and recorded this amount ($207,200) as a reduction of the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants ($1,008,000) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Convertible Notes (Continued)

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the year ended December 31, 2006 was $309,203, and this amortization is recorded as interest expense for the value of the warrants and the value of the warrants and the value of the beneficial conversion feature.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement. For the year ended December 31, 2006 the Company recorded $144,000 as additional finance costs. In December 2006 the Company issued to the Convertible Noteholders Forebearance Notes in the amount of $387,437 that included the $144,000 liquidated damages.

The Company recorded a debt discount in the amount of $387,437 to reflect the beneficial conversion feature of the forbearance convertible debt. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF")00-27 Application of EITF No. 98-5. "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction of the carrying amount of the convertible debt and as an addition to paid-in capital.

The company is amortizing the discount over the term of the debt. Amortization of the debt discount for the year ended December 31, 2006 was $0.

On October 10, 2006 the Company amended the exercise price of the 1,600,000 Class A Warrants relating to the above referenced Private Placement from $1.75 to $1.00.

On September 21, 2006, the Company issued Jay Pitlake 50,000 shares of its common stock valued at $65,000 as a finder’s fee in connection with the sale of the convertible debentures.

Note 7 - Stockholders’ Deficit

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

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

The merger was accounted for as a reverse merger, which is effectively a recapitalization of the target company (bioMETRX Technologies) and the consolidated financial statements presented are those of bioMETRX, Inc. .

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

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

On February 8, 2006, the Company entered into a one (1) year consulting agreement with Kuhn, and issued him 250,000 shares of common stock valued at $875,000 under the Company’s 2005 Equity Incentive Plan. Pursuant to the agreement, Mr. Kuhn is to provide the Company with consulting services in connection with corporate finance relations and, introduce the Company to various lending sources, investments advisors, or other members of financial community with whom he has establishing relationships.

During February 2006, the Company entered into a one (1) year consulting agreement with Russell Kuhn, and issued him 250,000 shares of common stock valued at $875,000 under the Company’s 2005 Equity Incentive Plan. Pursuant to the agreement, Mr. Kuhn is to provide the Company with consulting services in connection with corporate finance relations and, introduce the Company to various lending sources, investment advisors, or other members of the financial community with whom he has established relationships.

On February 27, 2006, the Company issued 25,000 restricted shares of its common stock valued at $150,000 to Empire Relations Group, Inc. pursuant to a consulting agreement between the Company and Empire Relations Group.

On March 21, 2006, Mr. Basile exercised 250,000 stock options at $1.00 per share pursuant to his amended employment agreement dated February 6, 2006. Mr. Basile exercised the options via “cash-less exercise” and was issued 179,578 shares of common stock.

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Jane Petri and Joseph Panico. The principal and interest of 12% per annum was due on June 21, 2006. The note carries a default rate of 18% per annum. In addition, the Company issued an aggregate of 25,000 shares of restricted common stock valued at $71,250 to Petri and Panico as debt issuance costs.

On July 19, 2006, the Company issued an aggregate of 20,000 restricted shares of its common stock valued at $38,000 to Jane Petri (10,000) and Joseph Panico (10,000) as an incentive for them extending the maturity dates of their respective loans.

On September 18, 2006 the Company entered into a Securities Purchase Agreement, with Jane Petri and Joseph Panico relating to the issuance and sale, of the Company’s 10% Promissory Notes due March 15, 2007 in the aggregate principal amount of $400,000, In addition, the Company issued to Petri and Panico 400,000 Common Stock Purchase Warrants valued at $146,800 and 160,000 Shares of the Company’s Common Stock valued at $174, 400 as consideration for the financing. In connection with this transaction the two investors provided the Company with $300,000 and exchanged $100,000 in Notes that were previously issued by the Company to the investors. Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on September 15, 2011. As part of the Private Placement, the Company agreed to register the 400,000 shares of Common Stock underlying the Warrants and the 160,000 shares of the Common Stock issued as part of this Private Placement.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On November 17, 2006, the Company entered into a Securities Purchase Agreement with Jane Petri and Joseph Panico relating to the issuance and sale in a private placement of the Company’s 10% Promissory Notes due March 15, 2007 in the aggregate principal amount of $300,000. In addition, the Company issued to Petri and Panico 99,000 Common Stock Purchase Warrants valued at $187,606 and 300,000 shares of the Company’s Common Stock valued at $570,000 as consideration for financing. Each Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.25 per share commencing on the date of issuance and expiring at the close of business on September 14, 2011. As part of the Private Placement, the Company agreed to register the 99,000 shares of common stock underlying the Warrants and the 300,000 shares of the common stock issued as part of this private placement.

On May 3, 2006, the Company issued 180,000 restricted shares of its common stock valued at $630,000 to New Castle Consulting, LLC pursuant to a Consulting Agreement.

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

On June 5, 2006 the Company issued 54,201 restricted shares of its common stock valued at $108,402 to Mark Basile, the Company’s CEO, in payment of indebtedness to Mr. Basile by the Company.

On September 29, 2006 the Company entered into a Securities Purchase Agreement, with Dorothy Christofides ($30,000) and Barry and Marci Mainzer ($25,000) relating to the issuance and sale, in a private placement of the Company’s 10% Promissory Notes due March 30, 2007 in the aggregate principal amount of $55,000. In addition, the Company issued to the Noteholders 55,000 Common Stock Purchase Warrants valued at $43,120 and 22,000 Shares of the Company’s Common Stock valued at $35,200 as consideration for the financing. Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on September 15, 2011. As part of the Private Placement, the Company agreed to register the 55,000 shares of Common Stock underlying the Warrants and the 22,000 shares of the Common Stock issued as part of this Private Placement.

On October 20, 2006 the Company entered into a Consulting Agreement with Interactive Resources Group, Inc. (“IRG”). IRG was hired to provide the Company with corporate consulting services in connection with the Company’s corporate finance relations, investor relations to enhance the Company’s visibility in the financial community. The term of the agreement is six months. As compensation, the Company agreed to issue IRG an aggregate of 225,000 shares of its common stock, payable 75,000 on November 1, 2006, 75,000 payable on January 1, 2007 and 75,000 payable on March 1, 2007. The Company has issued the first 75,000 shares valued at $112,500 and the second 75,000 shares valued at $221,250. In addition, the Company has issued three hundred thousand (300,000) common stock purchase warrants valued at $101,800 which vest on or about January 20, 2007, ninety-one (91) days from the date of the Agreement.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

The warrants are exercisable for four years at the following exercise prices:

100,000 at $1.50 per share
100,000 at $2.00 per share
100,000 at $4.00 per share

On October 23, 2006 the Company issued 75,000 shares of its common stock valued at $119,750 to Brendan Hopkins (“Hopkins”) pursuant to a consulting agreement to provide investment advisory services. . These shares were issued under the Company’s Equity Incentive Plan.

In November 2006 the Company issued 18,250 common stock purchase warrants with an exercise price of $.01 per share and valued at $25,003 to a consultant pursuant to the terms of a consulting agreement. The warrants expire January 31, 2012.

In October 2006 the Company issued 40,000 shares of common stock valued at $60,000 to a consultant for providing equity research services.

During 2006, the Companies Chief Technology officer resigned and entered into a termination agreement with the Company. In connection with the termination agreement the officer returned 187,500 stock options valued at $2,362,500 and 62,500 shares of common stock valued at $237,500. The value of those stock and options were originally charged to operations in the year they were issued. Accordingly, the Company is reporting other income in the amount of $2,600,000, representing the value of the stock options returned. In addition, the officer transferred 133,664 shares of common stock to various other officers and directors. These shares were valued at $240,595 and are included in current period operations, with a corresponding credit to additional paid in capital.

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

The aggregate number of shares that may be issued under the Plan is 1,250,000. The Plan permits the Company to make awards of stock options, stock appreciations rights, warrants, stock awards and other equity awards. Awards under the Plan for the year ended December 31, 2006 and 2005 respectively amounted to 1,018,000 and 209,375 shares of common stock.

Stock Options

Stock option share activity and weighted average exercise prices for the years ended December 31, 2006 and 2005 were as follows:

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Stock Options (Continued)

	2006		2005
2005 Equity Incentive Plan	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	375,000-	$2.00-	-		$-
Options Granted	350,000	$1.00	375,000-		$2.00-
Options Cancelled	(187,500)	$2.00	-		-
Cashless Exercise	(250,000)	$1.00-	-		-
Outstanding - December 31,	287,500	$1.65	375,000-	$$	2.00
Exercisable	287,500	$1.65	375,000	$$	2.00

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contracted	Average	Number	Average
Range of Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ .01-.99	818,250	5.00	$.10	818,250	$.10

$1.00-1.99	2,414,000	4.53	$1.58	2,769,000	$1.49

$2.00-2.99	215,198	4.26	$2.15	115,198	$2.27

$3.00-3.99	52,698	3.50	$3.40	52,698	$3.40

$4.00	126,349	3.74	$4.00	26,349	$4.00

	3,626,495	4.58	$1.17	3,326,498	$1.09

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Stock Options (Continued)

	2006		2005
Other Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance - January 1,	25,000-	$.40	-	$-
Options Granted	2,150,000	2.18	75,000-	.40-
Options Expired (1)	(25,000)-	$.40	-	.40
Options Exercised	(-)	-	50,000-	.40.
Outstanding - December 31,	2,150,000	$2.35	25,000-	$.40
Exercisable - December 31,	1,850,000	$2.35	-	-

(1) Option vested and expired in 2006 without being exercised.

The following table summarized information about stock options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price

$0.40	250,000	4.08	$0.40	250,000	$0.40
$1.00 - $1.99	900,000	4.70	$1.20	600,000	$1.09
$2.00	250,000	3.50	$2.00	250,000	$2.00
$3.00	250,000	3.50	$3.00	250,000	$3.00
$4.00	250,000	3.50	$4.00	250,000	$4.00
$5.00	250,000	3.50	$5.00	250,000	$5.00

$0.40 - $5.00	2,150,000	4.07	$2.18	1,850,000	$2.35

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Stock Options (Continued)

Warrants

	2006		2005
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance - January 1,	475,495-	$1.62-	-		$-
Warrants Granted *	3,432,250	$1.27	475,495-		$1.62-
Warrants Exercised	(281,250)	$.80-	-		-
Balance - December 31,	3,626,495	$1.17	475,495-	$$	1.62-

*Includes warrants from 300,000 shares of common stock that vested on January 17, 2007.

At December 31, 2005 the Company had warrants outstanding as follows:

Note 8 - Commitments and Contingencies

Employment Contracts

We have employment agreements with three of our executive officers, Mark Basile, Rick Iler and Lorraine Yarde.

Mr. Basile’s employment agreement, originally entered into in February 2002, and amended on February 6, 2006 has an initial term of five years from the date of the Amendment and a base salary of:

$360,000 for Calendar Year 2006
$500,000 for Calendar Year 2007
$560,000 for Calendar Year 2008
$620,000 for Calendar Year 2009
$700,000 for Calendar Year 2010

In addition to the base salary for 2006, Mr. Basile received a $80,000 bonus upon execution of his amended contract. The $80,000 would have had to be returned to the Company on a pro rata basis had Mr. Basile terminated his employment with the Company prior to the first anniversary of his amended employment agreement. Mr. Basile also receives a $1,500 per month car allowance and a five million dollar ($5,000,000) term life insurance policy naming Mr. Basile’s family as the beneficiary thereof.

After the initial term, Mr. Basile’s agreement automatically renews for additional one-year periods. Under the terms of this agreement, any accrued compensation may be converted into shares of the Company’s common stock at $2.00 per share. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

Upon signing the Amendment, Mr. Basile also received options to purchase up to 1,250,000 shares of the Company’s common stock valued at $4,788,813. The options are exercisable at the following prices:

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies (Continued)

Employment Contracts (Continued)

Number of Shares	Exercise Price

*250,000	$1.25
250,000	$2.00
250,000	$3.00
250,000	$4.00
250,000	$5.00

*Options were issued under the Company’s 2005 Equity Incentive Plan and subsequently exercised on a cashless basis.

The Company originally entered into an employment agreement with Ms. Lorraine Yarde in August 2005, and amended in January 2006, in the capacity of Chief Operating Officer. It has an initial term of three years commencing on the date of the Amendment.

On August 14, 2006, the Company entered into an amended three-year employment agreement with Lorraine Yarde with a base annual salary of:

$150,000 through December 31, 2006
$175,000 for calendar year 2007
$200,000 for the remainder of the term of the agreement

Ms. Yarde’s compensation will be automatically increased in the 2007 calendar year to $200,000 upon the Company achieving $10,000,000 in revenue and $250,000 during the last year of the agreement upon the Company achieving $15,000,000 in revenue. Ms. Yarde also receives a $750 per month car allowance.

Upon signing the employment agreement, Ms. Yarde also received immediately vested options to purchase up to 600,000 shares of the Company’s common stock valued at $77,000. The options are exercisable at the following prices:

Number of Options	Exercise Price

200,000	$1.00
200,000	$1.25
200,000	$1.50

On August 4, 2006, the Company entered into a three-year employment agreement with J. Richard Iler with a base salary of:

$180,000 for the first year of the agreement
$207,000 for the second year of the agreement
$238,050 for the third year of the agreement

Mr. Iler also receives $500 per month car allowance.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies (Continued)

Employment Contracts (Continued)

Upon signing the employment agreement, Mr. Iler also received options to purchase up to 400,000 shares of the Company’s common stock valued at $77,000. The options are exercisable at the following prices and subject to the vesting schedule set forth below.

Number of Options	Exercise Price	Vesting

200,000	$1.05	Immediately
100,000	$1.10	1 year from date of agreement
100,000	$1.00	2 years form date of agreement

Upon signing Mr. Iler also received 100,000 shares of the Company’s common stock valued at $85,000.

  Finder’s Fee Agreement

The Company entered into a Finder’s Fee Agreement with Harbor View Capital Group, Inc. (“Harbor View”) on March 11, 2005 whereby the Company will compensate the Finder 15% cash for funds raised by Finder and shares of the Company’s common stock equal to 15% of the amount of the financing attained by the Finder. Subsequently, this arrangement was amended by the two parties, to allow the Finder’s Fee to be paid at the rates of 10% cash and 22% of the Company’s common stock. In connection with this agreement, the Company paid Harbor View $37,200 in cash finder’s fees and issued options valued at $431,706.

Lease Obligations

The Company operates its business in leased facilities. The Company currently leases approximately 3719 square feet for its corporate office facilities located at 500 North Broadway, Jericho, New York for $8,523 with increases annually on January 31. The lease expires January 31, 2010.

Approximate future minimum commitments under these leases are as follows:
January 1, 2007 - December 31, 2007	$105,555
January 1, 2008 - December 31, 2008	109,249
January 1, 2009 - December 31, 2009	113,073
January 1, 2010 - January 31, 2010	9,449
$337,326

Rent expense under the office leases was approximately $99,623 and $28,752 for the years ended December 31, 2006 and 2005, respectively.

Legal Proceedings

On November 16, 2006, the Company was the subject of a complaint filed by Intellicon seeking a final payment of $20,000 plus accrued interest for engineering design services performed for the Company.  The Company answered and counter-claimed on January 5, 2007 asserting damages of $25,000 incurred then and continuing to incur to remedy design defects performed by Intellicon. The Company intends to vigorously defend its position in this claim.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies (Continued)

Legal Proceedings (Continued)

On March 7, 2007 the Company’s subsidiary, bioMETRX Technologies Inc. became the subject of a complaint filed by two individuals, a former officer and a consultant with whom it had previously severed its business relationship. The plaintiffs allege damages arising from certain inducements which were relied upon to their detriment.

The Company considers these complaints to be baseless and without merit and expects to file a Motion to Dismiss both claims of both plaintiffs and intends to vigorously pursue damages in the course of its defense of this complaint and other previous acts of the plaintiffs.

Note 9 - Income Taxes

At December 31, 2006 the Company had net operating loss carry forwards for Federal tax purposes of approximately $16,000,000 which are available to offset future taxable income, if any, from 2023 through 2026. Under Federal Tax Law IRC Section 382, certain significant changes including the reverse merger transaction of 2005, may restrict the utilization of these loss carry forwards.

At December 31, 2006, the Company had a deferred tax asset of approximately $5,440,000 representing the benefit of its net operating loss carry forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation of allowance of approximately $3,340,000.

Note 10 - Subsequent Events

On January 5, 2007, the Company closed on a Private Placement with three investors relating to the issuance and sale, of units (the “Units”) consisting of Senior Convertible Debentures in the principal amount of $1,500,000 (“Debentures”), 1,500,000 Series A Common Stock Purchase Warrants (“A Warrants”) and 750,000 Series B Common Stock Purchase Warrants (“B Warrants”).

The Debentures mature on June 29, 2008. The Debentures are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per share. The Debentures are convertible at the option of the Company into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the shares underlying the Debentures are registered. The Company may redeem the Debentures for 125% of the principal amount of the Debenture together with all accrued and unpaid interest provided that (i) an event of default has not occurred, (ii) the price of the Company’s common stock exceeds $1.50 and (ii) an effective registration statement covering the shares underlying the Debentures exists.

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share at any time after July 1, 2007 and expiring at the close of business on the fifth anniversary of the initial issuance date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledgement on or before June 30, 2007 that the Company has both received and booked revenues for its products totaling $1,000,000, the B Warrants shall automatically terminate. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Subsequent Events (Continued)

Pursuant to the Selling Agent Letter Agreement between the Company and First Montauk Securities Corporation (“Selling Agent”), the Selling Agent was paid a cash fee of $150,000 (10% of the aggregate purchase price of the Units sold to the subscribers). The Company also issued the Selling Agent a warrant to purchase 150,000 shares of its common stock on the same terms as the A Warrants.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Debentures, Warrants and Selling Agent Warrant.

As a condition to closing, the Company obtained consents and waivers from the investors of its private placement of $1,600,000 principal amount of Convertible Notes (“Notes”) (see Note 6) issued on June 29, 2006, pursuant to which each of the investors agreed to waive any and all existing defaults relating to the Notes and agreed to forebear from exercising any rights accruing upon default until March 31, 2007. In connection therewith, the Company issued to the investors Convertible Notes (“Forebearance Notes”) in the aggregate principal amount of $387,437 representing liquidated damages due under the Notes. The Forebearance Notes are convertible into the Company’s common stock at $1.00 per share.

On January 9, 2007, Ms. Yarde exercised 250,000 stock options at $.40 per share. Ms. Yarde exercised the options via “cash-less exercise” and was issued 217,213 shares of common stock.

On January 16, 2007, the Company issued 40,000 shares of its common stock valued at $116,000 to Brad Schwab pursuant to a consulting agreement to provide financial advisory and strategic planning

On January 16, 2007, the Company issued an aggregate of 4,000 shares of its common stock valued at $11,600 to the owners of Vintage Filings, Inc. for services rendered to the Company in connection with its SEC filings. These shares were issued under the Company’s 2005 Equity Incentive Plan.

On January 17, 2007, bioMETRX, Inc. (the “Company”) entered into several agreements with BLX Funding LLC (“BLX”) whereby BLX will purchase the Company’s accounts receivable in factoring transactions. Pursuant to the agreements, BLX will purchase accounts receivables from the Company and varying discounts from the face value of the individual accounts receivable dependent upon the age of the receivable. The discounts range from 2.5% for receivables 30 days or less to 15% for receivables that are older than 90 days. BLX will advance to the Company 80% of the face amount of each of the accounts receivable it elects to purchase.

As a condition precedent to the obligation of BLX entering into the various agreements and arrangements with the Company, its CEO was required to provide BLX a Performance Guaranty guarantying (a) the due and punctual performance by the Company of the representations contained in the agreements (b) the payment (and not merely the collectibility) of any loss, liability or expense incurred by BLX in the event any one or more of the representations is untrue in any respect or fail to be performed and (c) the payment (and not merely the collectibility) of any other obligation owed by the Company to BLX of any nature. On January 22, 2007, the Company issued 50,000 shares of its common stock to Mark Basile valued at $167,500 as consideration for Mr. Basile providing BLX his personal guarantee in connection with the opening of a Letter of Credit in the amount of $1,040,400.

On January 23, 2007, the Company issued 80,000 shares of its common stock to Mark Basile as consideration for Mr. Basile waiving $140,000 of the cash due under his employment agreement.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Subsequent Events (Continued)

On January 31, 2007, the Company issued 110,000 restricted shares of its common stock valued at $319,000 to Equity Services LLC pursuant to a consulting agreement to provide investor and public relations services. .

     On February 7, 2007, the Company deposited $200,000 into an escrow account with its counsel.  The funds are to be utilized in connection with the manufacture of the Company’s garage door openers. Approximately $31,000 has been sent to the Company’s manufacturer and the balance remaining in that account is approximately $169,000.

On February 13, 2007, the Company issued 75,000 restricted shares of its common stock valued at $221,250 to Interactive Resources Group, Inc. (“IRG”) pursuant to a consulting agreement to provide shareholder information services and management consulting. .

On February 14, 2007, the Company issued 25,000 restricted shares of its common stock to Barry and Marci Mainzer upon the exercise of a warrant for a like number of shares. The exercise price of the warrant was $1.00 per share and was paid for by exchange of the principal payment of a $25,000 promissory note due to the Mainzers (see Note 5).

On February 14, 2007 the Company issued 25,000 restricted shares of its common stock to Dorothy Christofides upon conversion of a promissory note in the principal amount of $30,000. As additional consideration for Ms. Christofides converting her promissory note, the Company issued her 20,000 common stock purchase warrants exercisable for a period of five years at $2.00 per share.

On February 14, 2007, the Company issued an aggregate of 7,000 shares of its common stock valued at $18,900 to the owners of Vintage Filings, Inc. in exchange for Vintage providing one (1) year of services. These share were issued under the Company’s 2005 Equity Incentive plan.

On March 9, 2007, the Company issued The Incredible Card Company 150,000 shares of its common stock valued at $345,000 as consideration for the purchase of a patent. Mark Basile, our CEO, is an officer and director of the Incredible Card Company.

On March 12, 2007, the Company issued Robert Jacobs 150,000 shares of its common stock valued at $330,000 as consideration for the purchase of a patent.

On March 16, 2007 The Company entered into a Service Level Agreement with A2E Technologies (“A2E”), (the “Agreement”). Pursuant to the Agreement, A2E will provide engineering and development services to be utilized in bioMETRX’ products. Under the terms of the Agreement, bioMETRX has committed to pay A2E two hundred thousand dollars ($200,000) annually for its services, payable fifty thousand dollars ($50,000) every three calendar months. In return for this commitment, A2E will provide its services to bioMETRX at a discounted rate. In addition to the cash payments, bioMETRX will also pay A2E $25 an hour in restricted common stock, payable no later than 30 days following each three calendar month period. The number of shares will be determined by multiplying the number of hours billed by A2E during the three month period by twenty-five (25) and divided by the current market price of bioMETRX’ common stock. The term of the Agreement is one (1) calendar year from the date of the Agreement.

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

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, we concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated, to allow timely decisions regarding required disclosure.

As a result of reviewing the Company’s consolidated financial statements for the year ended December 31, 2005, the Company’s CFO and its independent auditor determined that treatment of stock-based compensation under FASB 123-R was improperly applied to agreements under which the Company granted stock under agreements containing no forfeiture clauses. The Company discovered that penalty shares issued and valued at $629,000 that were originally charged to additional paid-in capital should have been charged to operations. Compensation-based stock options and warrants that were originally deferred have been charged to operations for a net charge of $222,500 and a settlement of a threatened legal action has been accrued and charged to operation in the amount of $368,750. As a result, the Company reported an additional loss of $1,220,250 for the year ended December 31, 2005.

The Company’s former Chief Financial Officer was responsible for properly recording the Company’s issuances of its securities. However, he improperly recorded such issuances which directly led to the errors discussed above and in the explanatory notes. In addition, the Company did not have a system in place to check the recordation of the issuances of the Company’s securities. During the third and fourth quarter of 2006, the Company’s new Chief Financial Officer discovered these errors which led to the revisions to the financial statements for those periods. To address this material weakness, the Company has recently hired a Certified Public Accountant to manage and to assist the CFO with our internal accounting of the Company’s books and records. In addition, each issuance of securities is evaluated and discussed between such internal accountant and the Chief Financial Officer to insure these issuances are properly recorded. We have completed a full review of our accounting practices and we intend on implementing additional process improvements in the future and hiring additional personnel in our accounting department to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

  The members of the Board of Directors serve until the next annual meeting of shareholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company:

Name	Age	Position	Held Position Since

Mark Basile	48	Chief Executive Officer and Chairman	2002

J. Richard Iler	54	Chief Financial Officer and Director	2006

Lorraine Yarde	37	Chief Operating Officer and Director	2005

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

J. Richard Iler is the Company’s Chief Financial Officer. From April 2003 to July 2006 Mr. Iler was the Chief Financial Officer and a member of the Board of Directors of SiriCOMM, Inc., a publicly traded company. From 2001 through 2003, Mr. Iler was managing director of a private equity fund responsible for financing activities, management consulting and investor relations of the funds portfolio companies and served as a management consultant to SiriCOMM, Inc. from June 2002 to the time of his appointment in April 2003. From 1998 through 2001 Mr. Iler was Chief Financial Officer of United American eHealth Technologies, a publicly traded company which he assisted in raising capital and preparation of regulatory filings. Mr. Iler graduated from Grand Valley State University in Allendale, Michigan, with a B.S. and attended South Texas College of Law in Houston, Texas.

The Company has not established an Audit Committee of the Board of Directors, or any other committee of the Board, but is actively seeking directors to serve in this capacity.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. The Company believes with the exception of the late filing of Lorraine Yanda's Initial Statement of Beneficial Ownership on Form 3 that during fiscal 2006, all Reporting Persons timely complied with all filing requirements applicable to them.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers and Directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives.

Item 10. Executive Compensation

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2004, 2005 and 2006. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensa-tion and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)

Mark Basile	2006	$370,384	$80,000	$18,000	1,250,000	—
President, CEO and	2005	$360,000	—	—	187,500	—
Chairman	2004	$360,000	—	—	—	—

Lorraine Yarde	2006	$150,577		$7,500	850,000	150,000
Chief Operating Officer	2005	$33,334	—	—	25,000	—
	2004	—	—	—	—	—

J. Richard Iler	2006	$49,538		$9,500	400,000	100,000
Chief Financial Officer	2005	—	—	—	—	—
	2004	—	—	—	—	—

Employment Contracts

We have full-time employment agreements with our three executive officers, Mark Basile, J. Richard Iler and Lorraine Yarde.

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

On August 14, 2006, the Company entered into a three-year employment agreement with Lorraine Yarde with a base annual salary of:

$150,000 through December 31, 2006
$175,000 for calendar year 2007
$200,000 for the remainder of the term of the agreement

Ms. Yarde’s compensation will be automatically increased in the 2007 calendar year to $200,000 upon the Company achieving $10,000,000 in revenue and $250,000 during the last year of the agreement upon the Company achieving $15,000,000 in revenue. Ms. Yarde also receives a $750 per month car allowance.

Upon signing the employment agreement, Ms. Yarde also received immediately vested options to purchase up to 600,000 shares of the Company’s common stock at the following prices:

Number of Options	Exercise Price

200,000	$1.00
200,000	$1.25
200,000	$1.50

This agreement supersedes all prior employment agreements between Ms. Yarde and the Company.

On August 4, 2006, the Company entered into a three-year employment agreement with J. Richard Iler with a base salary of:

$180,000 for the first year of the agreement
$207,000 for the second year of the agreement
$238,050 for the third year of the agreement

Mr. Iler also receives $500 per month car allowance.

Upon signing the employment agreement, Mr. Iler also received options to purchase up to 400,000 shares of the Company’s common stock at the following prices and subject to the vesting schedule set forth below.

Number of Options	Exercise Price	Vesting

200,000	$1.05	Immediately
100,000	$1.10	1 year from date of agreement
100,000	$1.00	2 years form date of agreement

Upon signing Mr. Iler also received 100,000 shares of the Company’s common stock.

Stock Options

OPTIONS/SAR GRANTS TABLE

Option/SAR Grants in the Last Fiscal Year
Individual Grants

Name and Principal Position	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Market Price on Date of Grant ($/Sh)

Mark Basile	1,250,000		$3.50	01/31/2010	$1.50
President, CEO, Chairman

Lorraine Yarde	850,000	75%	$1.25	08/14/2011	$1.25
Chief Operating Officer

J. Richard Iler	400,000	25%	$1.05	08/14/2011	$1.05
Chief Financial Officer

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2007, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Name and Address	Number of Shares	Percentage

Mark Basile	3,507,650 (1)(2)	33.2%
500 N. Broadway
Jericho, NY 11753

J. Richard Iler	310,000 (3)	3.3%
500 N. Broadway
Jericho, NY 11753

Lorraine Yarde	1,068,545 (4)	10.4%
500 N. Broadway
Jericho, NY 11753

The Naples Trust (5)	1,130,600	12.3%
736 Carlisle Road
Jericho, NY 11753

Russell Kuhn	1,184,094 (6)	12.7%
8680 Greenback Lane
Orangevale, CA 95662

BridgePointe Master Fund Ltd.	2,000,000(7)	17.8%
c/o Roswell Capital Partners, LLC
1125 Sanctuary Parkway, Suite 725
Alpharetta, GA 30004

Linden Growth Partners Master Fund, LP	1,746,000(8)	16.0%
718 South State Street
Clarks Summit, PA 18411

Whalehaven Capital Fund	1,410,878(9)	13.0%
3rd Floor, 14 Par-La-Ville Road
P.O. Box HM1027
Hamilton, HMDX Bermuda

Alpha Capital Aktiengesellschaft	1,128,666(10)	10.9%
Pradafaut 7
Furstentums 1490
Vaduz Liechtenstein

Officers and directors as a group (3 persons) (1)(2)(3)(4)(5)	4,909,175	46.9%

(1)	Includes 1,130,600 shares held by The Naples Trust. Mr. Basile’s mother-in-law is the trustee for The Naples Trust and Mr. Basile’s wife is the beneficiary.
(2)	Includes 1,375,000 shares of common stock issuable upon the exercise of stock options to purchase a like number of shares.
(3)	Includes 200,000 shares of common stock issuable upon the exercise of stock options to purchase a like number of shares.
(4)	Includes 6000,000 shares of common stock issuable upon the exercise of stock options to purchase a like number of shares.
(5)	Mr. Basile’s mother-in-law is the trustee for The Naples Trust and Mr. Basile’s wife is the beneficiary.
(6)	Includes 86,238 shares of common stock issuable upon the exercise of stock options to purchase a like number of shares.
(7)
Includes (i) 1,000,000 shares issuable upon conversion of the 8% Senior Convertible Debenture, and (ii) stock underlying a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share. Does not include a warrant to purchase 500,000 shares of common stock at an exercise price of $.10 per share which are not exercisable within 60 days of the date hereof. These shares would not be deemed beneficially owned within the meaning of Sections 13(d) and 13(g) of the Exchange Act before their acquisition by BridgePointe Master Fund Ltd. Eric Swartz, who hold voting and dispositive power with respect to the securities held by BridgePointe Master Fund Ltd., disclaims beneficial ownership of such securities. The debenture and warrant contain language restricting the shareholder from owning in excess of 4.99% of the Company’s common stock at any given time.

(8)
Includes securities owned by Linden Growth Partners LP and includes (i) 300,000 shares issuable upon conversion of the 8% Convertible Note , (ii) 450,000 shares issuable upon conversion of the 8% Senior Convertible Debenture, (iii) 72,500 shares issuable upon conversion of the Forbearance Note, (iv) stock underlying warrants to purchase 750,000 shares at an exercise price of $1.00 per share, and (v) stock underlying warrants to purchase 150,000 shares at an exercise price of $.10 per share. Does not include a warrant to purchase 225,000 shares of common stock at exercise price of $.10 per share which are not exercisable within 60 days of the date hereof. Paul Coviello, who holds voting and dispositive power with respect to the securities held by Linden Growth Partners Master Fund, LP, disclaims beneficial ownership of such securities. The debenture and warrant contain language restricting the shareholder from owning in excess of 4.99% of the Company’s common stock at any given time.

(9)
Includes (i) 500,000 shares issuable upon conversion of the 8% Convertible Note, (ii) 120,855 shares issuable upon conversion of the Forbearance Note, (iii) stock underlying warrants to purchase 500,000 shares at an exercise price of $1.00 per share and (iv) stock underlying warrants to purchase 250,000 shares at an exercise price of $.10 per share. Evan Schemenauer, who holds voting and dispositive power with respect to the securities held by Whalehaven Capital Fund, disclaims beneficial ownership of such securities. The debenture and warrant contain language restricting the shareholder from owning in excess of 4.99% of the Company’s common stock at any given time.

(10)
Includes (i) 400,00 shares issuable upon conversion of the 8% Convertible Note, (ii) 96,666 shares issuable upon conversion of the Forbearance Note, (iii) stock underlying warrants to purchase 400,000 shares at an exercise price of $1.00 per share and (iv) stock underlying warrants to purchase 200,00 shares at an exercise price of $.10 per share. Konrad Ackerman, who holds voting and dispositive power with respect to the securities held by Alpha Capital Aktiengesellschaft, disclaims beneficial ownership of such securities. The debenture and warrant contain language restricting the shareholder from owning in excess of 4.99% of the Company’s common stock at any given time.

As ownership of shares of the Common Stock by each of the Company’s directors and executive officers is included within the foregoing table, and as the Company currently employs no additional executive officers, no separate table has been provided to identify Company stock ownership by management personnel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 6, 2007, the Company issued The Incredible Card Company 150,000 restricted shares of its common stock as consideration for the purchase of a patent. Mark Basile, the Company’s Chairman and Chief Executive Officer, is a former officer and director of The Incredible Card Company.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

3.1	Certificate of Incorporation	Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988

3.1	Certificate of Amendment to Certificate of Incorporation filed May 2, 1988	Annual Report on Form 10-K for the year ended December 31, 1988 filed December 28, 1989

3.1	Certificate of Amendment to Certificate of Incorporation filed September 12, 1990	Annual Report on Form 10-K for the year ended December 31, 1990 filed April 15, 1991

3.1.1	Certificate of Amendment to Certificate of Incorporation filed August 26, 2003	Annual Report on Form 10-K for the year ended December 31, 2003

3.1.2	Certificate of Amendment to Certificate of Incorporation filed August 28, 2003	Annual Report on Form 10-K for the year ended December 31, 2003

3.1.3	Certificate of Amendment to Certificate of Incorporation filed December 14, 2004	Annual Report on Form 10-K for the year ended December 31, 2005

3.1.4	Certificate of Amendment to Certificate of Incorporation filed September 23, 2005	Annual Report on Form 10-K for the year ended December 31, 2005

3.1.5	Certificate of Amendment to Certificate of Incorporation filed March 10, 2006	Annual Report on Form 10-K for the year ended December 31, 2005

3.2	Bylaws	Annual Report on Form 10-K for the year ended December 31, 2003

4	Designation of Preference with respect to Series A Preferred Stock, filed August 23, 2000	Annual Report on Form 10-KSB for the year ended December 31, 2000, filed April 2, 2001

4.1	Amended Designation of Preference with respect to Series A Preferred Stock, filed August 23, 2000	Current Report on Form 8-K, filed July 18, 2003

10.1	Asset Purchase Agreement dated October 7, 2004 between the Registrant and Palomar Enterprises, Inc.	Current Report on Form 8-K, filed October 13, 2004

10.2	Capital Stock Purchase Agreement dated October 7, 2004 between shareholders of the Registrant and Palomar Enterprises, Inc.	Current Report on Form 8-K, filed October 13, 2004

10.3	Agreement and Plan of Merger dated as of April 27, 2005 between the Registrant, its Merger Subsidiary and bioMETRX Technologies, Inc.	Current Report on Form 8-K, filed May 3, 2005

10.4	Subscription Agreement dated July 5, 2005 between the Registrant and Russell Kuhn	Current Report on Form 8-K, filed July 8, 2005

10.5	Common Stock Purchase Warrant issued to Russell Kuhn on July 5, 2005	Current Report on Form 8-K, filed July 8, 2005

10.6	Employment Agreement dated December 12, 2002 between Mark Basile and bioMetrx Technologies, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005

10.7	Amendment to Employment Agreement dated February 6, 2006 between the Registrant and Mark Basile	Annual Report on Form 10-K for the year ended December 31, 2005

10.8	Employment Agreement dated January 1, 2004 between Steven Kang and bioMetrx Technologies, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005

10.9	Employment Agreement dated August 5, 2005 between Lorraine Yarde and bioMetrx Technologies, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005

10.10	Amendment to Employment Agreement dated January 26, 2006 between the Registrant and Lorraine Yarde	Annual Report on Form 10-K for the year ended December 31, 2005

10.11	Finder’s Fee Agreement dated November 28, 2005 between the Registrant and Harbor View Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005

10.12	Finder’s Fee Agreement dated February 8, 2006 between the Registrant and Harbor View Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005

10.13	Subscription Agreement dated October 28, 2005 between the Registrant and Russell Kuhn	Current Report on Form 8-K, filed November 1, 2005

10.14	Common Stock Purchase Warrant issued to Russell Kuhn on October 28, 2005	Current Report on Form 8-K, filed November 1, 2005

10.15	Settlement Agreement dated January 12, 2006 between the Registrant and Adam Laufer, Esq.	Annual Report on Form 10-K for the year ended December 31, 2005

10.16	Consulting agreement dated November 7, 2005 between the Registrant and Wendy Borow-Johnson	Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, filed November 18, 2005

10.17	2005 Equity Incentive Plan	Registration Statement on Form S-8 filed December 23, 2005

10.18	Form of Stock Option issued pursuant to 2005 Equity Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2005

10.19	Form of Stock Option issued outside of plan	Annual Report on Form 10-K for the year ended December 31, 2005

10.20	Letter of Engagement dated March 17, 2006 between the Registrant and Pasadena Capital Partners, LLC	Quarterly Report on From 10-QSB for the quarter ended March 31, 2006, filed May 15, 2006

10.21	Consulting Agreement dated April 20, 2006 between the Registrant and New Castle Consulting, Inc.	Quarterly Report on From 10-QSB for the quarter ended March 31, 2006, filed May 15, 2006

10.22	Form of Securities Purchase Agreement	Current Report on Form 8-K filed May 2, 2006

10.23	Form of Series A Common Stock Purchase Warrant	Current Report on Form 8-K filed May 2, 2006

10.24	Form of Series B Common Stock Purchase Warrant	Current Report on Form 8-K filed May 2, 2006

10.25	Form of Registration Rights Agreement	Current Report on Form 8-K filed May 2, 2006

10.26	Form of Escrow Agreement	Current Report on Form 8-K filed May 2, 2006

10.27	Termination Agreement dated July 11, 2006 between the Registrant and Steven Kang	Current Report on Form 8-K filed July 14, 2006

10.28	Consulting Agreement dated October 20, 2006 between the Registrant and Interactive Resources Group, Inc.	Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006

10.29	Consulting Agreement dated October 23, 2006 between the Registrant and Brendan Hopkins	Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006

10.30	Form of Warrant issued to Interactive Resources Group, Inc.	Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006

10.31	Form of Warrant issued to Investors	Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006

10.32	Form of Securities Purchase Agreement entered into between the Registrant and Investors	Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006

10.33	Form of Note issued by the Registrant to Investors	Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006

10.34	Form of Securities Purchase Agreement	Current Report on Form 8-K filed January 8, 2007

10.35	Form of Series A Common Stock Purchase Warrant	Current Report on Form 8-K filed January 8, 2007

10.36	Form of Series B Common Stock Purchase Warrants	Current Report on Form 8-K filed January 8, 2007

10.37	Form of Registration Rights Agreement	Current Report on Form 8-K filed January 8, 2007

10.38	Form of Convertible Debenture	Current Report on Form 8-K filed January 8, 2007

10.39	Form of Consent and Waiver	Current Report on Form 8-K filed January 8, 2007

10.40	Form of Forebearance Note	Current Report on Form 8-K filed January 8, 2007

10.41	Employment Agreement dated August 4, 2006 between the Registrant and J. Richard Iler	Current Report on Form 8-K filed August 9, 2006

10.42	Consulting Agreement dated as of January 15, 2007 between the Registrant and ICR, LLC	Filed herewith

10.43	Factoring Agreement between BLX Funding LLC and the Registrant effective January 17, 2007	Current Report on Form 8-K filed January 22, 2007

10.44	Funding Agreement between BLX Funding LLC and the Registrant effective January 17, 2007	Current Report on Form 8-K filed January 22, 2007

10.45	Letter Amending Factoring Agreement dated January 17, 2007 between BLX Funding LLC and the Registrant	Current Report on Form 8-K filed January 22, 2007

10.46	Performance Guaranty between BLX Funding LLC and Mark Basile	Current Report on Form 8-K filed January 22, 2007

10.47	Purchase and Sale Agreement between BLX Funding LLC and Registrant effective January 17, 2007	Current Report on Form 8-K filed January 22, 2007

10.48	Right of Set-Off Letter dated January 17, 2007	Current Report on Form 8-K filed January 22, 2007

10.49	Security Agreement between BLX Funding LLC and the Registrant effective January 17, 2007	Current Report on Form 8-K filed January 22, 2007

10.50	Assignment of Intellectual Property Technology Purchase Agreement dated as of March 16, 2007	Current Report on Form 8-K filed March 16, 2007

10.51	Service Level Agreement between A2E Technologies and the Registrant dated March 16, 2007	Current Report on Form 8-K filed March 17, 2007

16	Letter on Change In Certifying Accountants	Current Report on Form 8K, filed August 20, 2003 and an amendment thereto on Form 8K/a filed March 5, 2004.

16.1	Letter on Change In Certifying Accountants	Current Report on Form 8K, filed April 25, 2005

21	List of Subsidiaries	Contained herein.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).	Contained herein.

31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).	Contained herein.

32.1	Certification pursuant to 18 U.S.C. Section 1350.	Contained herein.

32.2	Certification pursuant to 18 U.S.C. Section 1350.	Contained herein.

99.2	Code of Ethics, as Adopted by the Board of Directors	Annual Report on Form 10-K for the year ended December 31, 2003

Item 14. Principal Accountant Fees and Services.

Audit Fee

  The aggregate fees billed for the most recent fiscal year for professional services rendered by the principal accountant for the audit of bioMETRX, Inc. and Subsidiary’s annual financial statement and review of financial statements included in bioMETRX, Inc. and Subsidiary’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $84,000 and $61,000 for years ended 2006 and 2005, respectively.

Audit-Related Fees

Audit related fees for the fiscal year ended 2006 were $1,000. This fee was in connection with the Registration Statement filed on Form S-8.

Tax Fees

  Fees for tax compliance, tax advice and tax planning for the years 2006 and 2005 was
$-0-.

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

bioMETRX, INC.

Dated: April 10, 2007	By:	/s/ Mark Basile
Mark Basile, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2007	By:	/s/ Mark Basile
Mark Basile, Chief Executive Officer (Principal Executive Officer)

Dated: April 10, 2007	By:	/s/ J. Richard Iler
J. Richard Iler, Chief Financial Officer and Director (Principal Accounting Officer)

Dated: April 10, 2007	By:	/s/ Lorraine Yarde
Lorraine Yarde, Chief Operating Officer and Director