Form 10QSB
period 2007-03-31
BioMETRX
filed 2007-05-21
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended
March 31, 2007	Commission File No. 0-15807

BIOMETRX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	31-1190725
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 North Broadway, Suite 204, Jericho, NY	11753
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:    (516) 937-2828

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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of May 17, 2007 was 10,064,867.

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5-6

Notes to the Condensed Consolidated Financial Statements	7-18

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$351,170
Restricted Cash	169,316
Inventory	591,690
Prepaid Expenses	25,146
Total Current Assets	1,137,322

Property and Equipment, net	90,738

Other Assets:
Patents	664,500
Deferred Finance Costs, net	224,375
Security Deposit	17,045
Total Other Assets	905,920

TOTAL ASSETS	$2,133,980

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes Payable	$700,000
Accounts Payable	561,236
Accrued Taxes	68,143
Accrued Interest	76,529
Total Current Liabilities	1,405,908

Long-Term Liabilities:
8% Convertible Notes, net of unamortized discounts of $2,018,375	1,081,625
Convertible Forbearance Notes, net of unamortized discounts of $322,864	64,573
Total Long-Term Liabilities	1,146,198

TOTAL LIABILITIES	2,552,106

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized
no shares issued and outstanding	-
Common Stock, $.001 par value; 25,000,000 shares authorized
9,759,120 shares issued and outstanding	9,759
Additional Paid-In-Capital	27,423,191
Prepaid Interest, 8% Convertible Notes	(43,200)
Deferred Finance Costs	(199,198)
Deficit Accumulated in the Development Stage	(27,608,678)

Total Stockholders' Deficit	(418,126)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,133,980

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31, 2007	For The Three Months Ended March 31, 2006	For the Period February 1, 2001 (Inception) to March 31, 2007

REVENUES	$-	$-	$-

Costs and Expenses:
General and Administrative Expenses	1,378,823	6,867,845	25,654,392
Research and Development Expenses	58,238	142,755	1,236,283
Contract Buyouts Issued In Stock	-	-	356,000
Settlement of Threatened Litigation	-	-	368,750
Total Costs and Expenses	1,437,061	7,010,600	27,615,425

Loss before Other Income (Expense)	(1,437,061)	(7,010,600)	(27,615,425)

Other Income (Expense)
Value of Common Stock & Options Cancelled	-	-	2,600,000
Interest Income	1,718	-	1,718
Interest Expense	(1,575,803)	(6,544)	(2,579,449)
Unrealized Loss on Marketable Securities	-	143	(6,547)
Total Other Income (Expense)	(1,574,085)	(6,401)	15,722

Net Loss	(3,011,147)	(7,017,001)	(27,599,703)

Preferred Stock Dividend	-	-	(8,975)

Net Loss Allocated to Common Shareholders	$(3,011,147)	$(7,017,001)	$(27,608,678)

Weighted Average Common Shares - Outstanding	9,037,011	6,496,756

Net Loss per Common Share (Basic and Diluted)	$(0.33)	$(1.08)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2007	FOR THE THREE MONTHS ENDED MARCH 31, 2006	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO MARCH 31, 2007

Cash Flows from Operating Activities:
Net Loss	$(3,011,147)	$(7,017,001)	$(27,599,703)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	872,474	6,365,077	18,831,066
Liquidated Damages paid by Issuance of Forbearance Notes	-	-	387,437
Amortization of Deferred Finance Costs	1,387,732	5,938	2,390,153
Depreciation	2,206	80	6,205
Unrealized (Gain) Loss on Marketable Securities	-	(142)	6,547

Change in Operating Assets and Liabilities:

(Increase) Decrease in Prepaid Expenses	10,918	41,353	(6,243)
(Increase) in Inventories	(167,837)	-	(591,690)
Decrease in Deposits on Inventory	57,197	-	-
(Increase) Decrease in Security Deposits	-	2,460	(17,045)
Increase (Decrease) in Accounts Payable	(6,053)	-	279,353
Increase in Accrued Liabilities	116,046	71,724	241,884
Increase in Accrued Payroll - Related Parties	-	-	960,000
Net Cash Used in Operating Activities	(738,464)	(530,511)	(5,112,036)

Cash Flows from Investing Activities:

Capital Expenditures	(1,131)	(11,552)	(96,944)

Net Cash Used in Investing Activities	(1,131)	(11,552)	(96,944)

Cash Flows from Financing Activities:
Restricted Cash	(169,316)	10,000	(199,316)
Proceeds of Loans	-	-	25,000
Proceeds from Issuance of 8% Convertible Notes	1,500,000	-	2,450,000
Proceeds from Issuance of Notes Payable	-	100,000	755,000
Advances to Stockholder/Officer	-	-	(381,598)
Proceeds from Issuance of Preferred Stock	-	-	650,000
Repayment of Related Party Loans	-	-	(109,736)
Repayments of Loans	-	-	(25,000)
Deferred Finance Costs	(255,000)	-	(410,000)
Proceeds from Issuances of Common Stock	-	372,000	3,066,750
Commissions Paid on Sales of Common Stock	-	(37,200)	(260,950)
Net Cash Provided by Financing Activities	1,075,684	444,800	5,560,150

Net Increase (Decrease) in Cash	336,089	(97,263)	351,170

Cash, Beginning	15,081	184,116	-

Cash, Ending	$351,170	$86,853	$351,170

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$30,388	$-	$37,400

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2007	FOR THE THREE MONTHS ENDED MARCH 31, 2006	FOR THE PERIOD FEBRUARY 1, 2001 (INCEPTION) TO MARCH 31, 2007

Supplemental Disclosures of Cash Flow Information:

Non Cash Financing Activities:

Common Stock Issued as Commissions on
Sale of Common Stock	$-	$-	$1,600,624

Accrued Commissions on Sales of
Common Stock	$-	$431,706	$224,783

Common Stock Issued as payment of
Accrued Commissions Payable	$-	$-	$224,783

Common Stock Issued for Patents	$664,500	$-	$664,500

Issuance of Common Stock as Payment of Accrued
Officers' Salaries	$-	$-	$160,000

Issuance of Common Stock - Deferred Finance Costs	$-	$71,250	$2,248,354

Issuance of Common Stock - Deferred Compensation	$-	$-	$390,000

Application of Loans Receivable - Officer Against
Accrued Compensation	$-	$-	$851,598

Common Stock Issued as Penalty Shares for
Non-Registration	$-	$-	$1,303,175

Common Stock Issued as Prepaid Interest
on 8% Convertible Notes	$-	$-	$172,800

Issuance of Convertible Forbearance Notes
in connection with Liquidated Damages	$-	$-	$387,439

Beneficial Conversion Feature of Convertible Forbearance Notes	$-	$-	$387,439

Beneficial Conversion Feature of Convertible Notes	$1,500,000	$-	$2,715,200

Cashless Exercise of Stock Options - Related Party	$100,000	$250,000	$350,000

Accrued Deferred Finance Costs	$-	$-	$67,948

Deferred Finance Costs on the Issuance of Warrants		$-	$-

Preferred Stock Dividend	$-	$-	$8,975

Issuance of Common Stock as Payment of Accrued
Expenses	$-	$-	$1,825,000

Issuance of Common Stock as Payment of Accrued
Settlement of Threatened Litigation	$-	$-	$368,750

Issuance of Common Stock to pay Notes Payable	$55,000	$-	$55,000

Insurance of Common Stock to pay Accrued Interest Payable on Notes Payable	$32,500	$-	$32,500

Issuance of Warrants to pay Accrued Intetrest Payable on Notes Payable	$29,060	$-	$29,060

Issuance of Common Stock for Prepaid Expenses	$18,900	$-	$18,900

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

The Company incurred a net loss of $3,011,047 for the three months ended March 31, 2007 and has a working capital deficit of $418,126. This raises substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have an adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have significant dilutive effect on the Company’s existing stockholders.

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

Note 2 - Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the SAB 108 to be not material.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Recently Issued Accounting Pronouncements (Continued)

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent with comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year ended 2008, although early adoption is permitted. The Company is assessing potential effect of SFAS 157 on its financial statements.

Note 3 - Property and Equipment

Property and equipment at March 31, 2007 consist of the following:

Office Equipment	$33,690
Tooling and Dies	63,255
96,945
Less: Accumulated Depreciation	6,207
$90,738

Note 4 - Notes Payable

Notes payable at March 31, 2007 consist of the following:

Notes payable to private investors; bearing interest at 10%
per annum and due March 15, 2007. The Company is
currently in default of these Notes.	$700,000

The Company is in default of these loans. The loans are evidenced by 10% Promissory Notes due March 15, 2007. The default relates to the fact that the Company has not repaid these loans despite their maturity. The Company entered into an extension Agreement dated March 30, 2007 (“Extension Agreement”) whereby the lenders agreed to extend the Notes to March 15, 2008. Such Extension Agreement was entered into in contemplation of a proposed financing for the Company in an amount of up to $1,000,000. The Extension Agreement provided that the financing had to be consummated by April 5, 2007 or the Extension Agreement would be null and void. The Company failed to close this financing, accordingly, the Extension Agreement is null and void. On May 8, 2007 the Company received a letter from the lenders’ counsel seeking evidence that the financing closed or, alternatively, if we were unable to provide such evidence, the lenders would pursue all remedies at law or in equity available to them pursuant to the Notes.

As of May 18, 2007, the Company has paid the Lenders $130,000, thereby reducing the principal amount of the loans to $570,000.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Convertible Notes

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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Convertible Notes (Continued)

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended March 31, 2007 was $149,615, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or does not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore is accruing 1.5% ($24,000) of the gross proceeds for each month the Company fails to file the Registration Statement. For the year ended December 31, 2006 the Company recorded $144,000 as additional finance costs. In December 2006 the Company issued to the Convertible Noteholders Forbearance Notes in the amount of $387,437 that included the $144,000 liquidated damages.

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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Convertible Notes (Continued)

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

The Company recorded a combined debt discount in the amount of $1,500,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount ($284,307) as a reduction of the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants ($1,215,693) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended March 31, 2007 was $238,007, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

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

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Convertible Notes (Continued)

As a condition to closing, the Company obtained consents and waivers from the investors of its private placement of $1,600,000 principal amount of Convertible Notes (“Notes”) issued on June 29, 2006, pursuant to which each of the prior investors agreed to waive any and all existing defaults relating to the Notes and agreed to forebear from exercising any rights accruing upon default until March 31, 2007. In connection therewith, the Company issued to the investors Convertible Notes (“Forbearance Notes”) in the aggregate principal amount of $387,437, representing liquidated damages due under the Notes. The Forbearance Notes are convertible into the Company’s common stock at $1.00 per share.

The Company recorded a debt discount in the amount of $387,437 to reflect the beneficial conversion feature of the forbearance convertible debt. The beneficial conversion fature, was recorded pursuant to Emerging Issues Task Force (“EITF”)00-27 Application of EITF No. 98-5. “Accounting for Convertible Securities with Benefical Conversion Features or Contingently Adjustable Conversion Ratios,” to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the benefical conversion feature and recorded this amount as a reduction of the carrying amount of the convertible debt and as an addition to paid-in capital.

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended March 31, 2007 was $64,573.

The Company is in default under the terms of the registration rights agreements entered into between the Company and the several investors who purchased an aggregate of $3,100,000 of the Company’s Notes and Debentures described above. The default relates to the Company’s failure to get the Registration Statement registering the underlying securities issued in connection with the aforementioned transactions on a timely basis. As of the date of this report, none of the investors have asserted any claims or commenced any legal actions related to the default.

Note 6 - Stockholders’ Deficit

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

Common Stock

On January 2, 2007, the Company issued 40,000 shares of its common stock to Brad Schwab pursuant to a consulting agreement between the Company and Mr. Schwab.

On January 10, 2007, Ms. Yarde exercised 250,000 stock options at $.40 per share. Ms. Yarde exercised the options via “cash-less exercise” and was issued 217,213 shares of common stock.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On January 15, 2007 the Company issued 20,000 restricted shares of its common stock to ICR LLC for services.

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

On January 23, 2007, the Company issued 70,000 shares of its common stock to Mark Basile in exchange for Mr. Basile foregoing $140,000 of his 2007 salary. In addition, the Company issued Mr. Basile 10,000 shares of its common stock as a bonus.

On February 8, 2007, the Company issued an aggregate of 7,000 shares of its common stock to the owners of Vintage Filings, Inc. (Seth Farbman 3,500 and Shai Stern 3,500) in exchange for Vintage providing one (1) year of filing the Company’s reports with the SEC via the Edgar filing system. These shares were issued under the Company’s 2005 Equity Incentive plan.

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

On March 1, 2007, the Company issued 75,000 restricted shares of its common stock to Interactive Resources Group, Inc. (“IRG”) pursuant to a consulting agreement between the Company and IRG.

On March 6, 2007, the Company issued Robert Jacobs 150,000 restricted shares of its common stock as consideration for the purchase of a patent.

On March 9, 2007, the Company issued The Incredible Card Company 150,000 restricted shares of its common stock as consideration for the purchase of a patent the Company acquired in January 2007. Mr. Basile, the Company’s Chairman and CEO, was a former officer and director of The Incredible Card Company.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficit (Continued)

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

Stock Options

Stock option share activity and weighted average exercise price under these plans for the three months ended March 31, 2007 are as follows:

	2007		2006
2005 Equity Incentive Plan	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	287,500	$1.65	375,000	$2.00
Options Granted	-	-	250,000	$1.00
Options Exercised	-	-	(250,000)	$1.00
Balance - March 31, 2007	287,500	$1.65	375,000	$2.00

	2007		2006
Other Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	2,150,000	$2.66	25,000	$.40
Options Granted in 2007	-	-	1,000,000	.3.50
Options Exercised in 2007	(250,000)	0.40	(6,250)	.40
Balance - March 31,	1,900,000	$2.69	1,018,750	$2.52

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficit (Continued)

Stock Options (Continued)

The following table summarized information about stock options at March 31, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price

$1.00 - $1.99	900,000	4.45	$1.20	700,000	$1.23
$2.00	250,000	3.25	$2.00	250,000	$2.00
$3.00	250,000	3.25	$3.00	250,000	$3.00
$4.00	250,000	3.25	$4.00	250,000	$4.00
$5.00	250,000	3.25	$5.00	250,000	$5.00

$1.00 - $5.00	1,900,000	3.82	$2.69	1,700,000	$2.56

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficit (Continued)

Warrants

	2007		2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance - January 1,	3,626,495-	$1.17-	194,245	$2.81
Warrants Granted	2,270,000	$0.71	-	-
Warrants Exercised	(25,000)	$1.00	-	-
Balance - March 31,	5,871,495	$0.90	194,245	$2.81

Warrants Outstanding				Warrants Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contracted Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .01-.99	1,568,250	5.00	$.10	1,568,250	$ .10
$1.00-1.99	3,889,000	4.53	$1.02	3,889,000	$ 1.02
$2.00-2.99	235,198	4.26	$2.13	235,198	$ 2.13
$3.00-3.99	52,698	3.00	$3.40	52,698	$ 3.40
$4.00	126,349	3.49	$4.00	126,349	$ 4.00
	5,871,495	4.56	$0.90	5,871,495	$ 0.90

Note 7 - Commitments and Contingencies

Lease Obligations

The Company operates its business in leased facilities. The Company currently leases approximately 3719 square feet for its corporate office facilities located at 500 North Broadway, Jericho, New York for $8,523 with increases annually on January 31. The lease expires January 31, 2010.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies (Continued)

Lease Obligations (Continued)

Approximate future minimum commitments under these leases are as follows:

April 1, 2007 - December 31, 2007	$79,390
January 1, 2008 - December 31, 2008	109,249
January 1, 2009 - December 31, 2009	113,073
January 1, 2010 - January 31, 2010	9,449
$311,161

Rent expense under the office leases was approximately $33,143 for the quarter ended March 31, 2007.

Engineering Contract

On March 16, 2007 The Company entered into a Service Level Agreement with A2E Technologies (“A2E”), (the “Agreement”). Pursuant to the Agreement, A2E will provide engineering and development services to be utilized in bioMETRX’ products. Under the terms of the Agreement, bioMETRX has committed to pay A2E two hundred thousand dollars ($200,000) annually for its services, payable fifty thousand dollars ($50,000) every three calendar months. In return for this commitment, A2E will provide its services to bioMETRX at a discounted rate. In addition to the cash payments, bioMETRX will also pay A2E $25 an hour in restricted common stock, payable no later than 30 days following each three calendar month period. The number of shares will be determined by multiplying the number of hours billed by A2E during the three month period by twenty-five (25) and divided by the current market price of bioMETRX’ common stock. The term of the Agreement is one (1) calendar year from the date of the Agreement

Legal Proceedings

On March 7, 2007 the Company’s subsidiary, bioMETRX Technologies Inc. became the subject of a complaint, by two individuals, a former employee/officer and consultant with whom it had previously had severed its business relationship. The complaint was filed in the Supreme Court of the State of New York, County of Nassau. The plaintiffs allege damages arising from certain inducements which were relied upon to their detriment.

The Company considers these complaints to be baseless and without merit and expects to file a Motion to Dismiss both claims of both plaintiffs and intends to vigorously pursue damages in the course of its defense of this complaint and other previous acts of the plaintiffs.

Note 8- Subsequent Events

On April 11, 2007, the Company’s Chief Operating Officer cashlessly exercised 200,000 warrants exercisable at $1.00. The market value of the Company’s common stock on that date was $2.00. Accordingly, the Company issued 100,000 shares to Ms. Yarde pursuant to such cashless exercise. The stock was issued under the Company’s Employee Stock Plan.

BIOMETRX, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8- Subsequent Events (Continued)

On April 11, 2007, the Company’s Chief Financial Officer cashlessly exercised 200,000 warrants exercisable at $1.05. The market value of the Company’s common stock on that date was $2.00. Accordingly, the Company issued 95,000 shares to Mr. Iler pursuant to such cashless exercise. The stock was issued under the Company’s Stock Incentive Plan

On April 24, 2007, the Company issued 1,750 shares to the partners of its legal counsel, in consideration for legal services rendered in the ordinary course of business. The stock was issued under the Company’s Stock Incentive Plan.

On April 30, 2007, the company issued 140,000 shares of its common stock and 140,000 warrants exercisable at $1.00 per share expiring in five years to Mark Basile, the Company’s President and CEO as consideration for providing the Company a loan in the amount of $130,000.

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

On November 2, 2004, by mutual agreement, Palomar and we terminated the Agreement.

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

On October 10, 2005, the Company amended its Certificate of Incorporation to change its name to bioMETRX, Inc.; as a result, the Company’s trading symbol was changed to “BMTX”.

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

The home security industries consists of garage door manufacturers, key and lock manufacturers and central station alarm monitoring companies, representing a $25 billion global market. bioMETRX develops market-specific products in this area which are being sold through retailers, dealers and direct to consumers in the Unites States. The company’s first product, the Garage Door Opener, also known as the MasterLock™ GDO powered by SmartTOUCH, will be available through the Home Depot this summer.

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

Management’s plan of operations for the next twelve months is to raise additional capital, complete further development of its product line and commence marketing the Company’s products and services through its disparate distribution channels. The Company has recently executed a licensing agreement as well as a co-marketing/co-development agreement with MasterLock™ for its garage door opener and other products whereby the garage door opener will be marketed under the MasterLock™ brand and the companies will jointly undertake development of new products. The Company expects it will require $8,000,000 - $10,000,000 over the next 12 months to accomplish these goals and expects to be financed by the private sale of its securities and lines of credit with commercial banks for continuous manufacturing output of its products. The Company has initiated production of its garage door openers and it is estimated that delivery will commence incrementally in late second quarter though exact delivery dates are still uncertain. As the Company has no lines of credit with its contract manufacturer at this point, it will necessitate the requirement for advance purchase of components. To that end, the Company has paid its manufacturer approximately $150,000 for components. Further as Company will replenish orders and maintain inventories, it will require additional financing until it is internally generating positive cash flow. Although the Company has retained the services of an investment banker, there are no firm commitments on anyone’s part to invest in the Company and if it is unable to obtain financing through the sale of its securities or other financing, the Company’s products and services may never be commercially sold. The Company though expecting to receive revenues within the second quarter of 2007 does not expect to be profitable in 2007 and cannot reasonably insure that it will be cash flow positive during this period. The Company’s balance sheet continues to reflect negative shareholder equity and for the foreseeable year will be solely reliant on the attraction of additional equity in order for it to reflect shareholder equity unless revenues should exceed expectations for the current market ready products or other products planned for release during this fiscal year 2007.  Should the Company prevail in its efforts to attract capital and fulfill its delivery requirements of its initial orders, it will require strict budget adherence in order to manage the many demands for capital.

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

We are focused on developing simple to use, cost efficient, finger activated consumer electronics products principally under the trade name “smartTOUCH™” Our current and prospective consumer products include biometrically enabled and secure residential garage/gate door openers/locks, central station alarm pads and thermostats.

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

Consumer Products

smartTOUCH ™ Garage Door Opener

As a result of the licensing agreement with the MasterLock™, the smartTOUCH™, Garage Door Opener (GDO) will be marketed as MasterLock™ Garage Door Opener powered by smartTOUCH. The GDO is a weatherproof, shockproof, tamper resistant, garage door opener switch that allows a homeowner to control the opening of a garage door with a touch of a finger. The garage door opener originally a hardwired unit, has been redesigned to be wireless and works universally with any manufacturer’s opener mechanism. The GDO is designed specifically to withstand the elements for years of reliable service and dependability. The homeowner’s finger is used to activate the garage door opening mechanism.

The GDO unit is programmed using a proprietary handheld programmer that was designed by the Company to program the complete range of smartTOUCH products. The programmer simply plugs into the main Sensor Unit and initiates a series of simple prompts on the menu screen, allowing the GDO to be programmed quickly and easily.

In developing a wireless biometric version of the smartTOUCH GDO unit, thus removing the need for a hard-wired connection between the Sensor unit and Relay, we have made the GDO system easier to install and more secure, as the unit transmits data using die code hopping encryption. In addition, future versions of the wireless GDO will allow the unit to communicate with a device such as a cell phone or other alternative wireless remote. The need for biometric authentication to operate the GDO will eliminate the possibility of a criminal using a frequency descrambler to open the garage door. Our wireless technology is being designed to actually transmit the user’s information that is authenticated at the remote device first, and then transmitted to the receiver located on the garage door frame for re-authentication. We call this feature our “Failsafe Authentication Process” (“FAP”).

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

During the quarter ended March 31, 2006 we received an initial purchase order for our smartTOUCH™ Garage Door Opener and purchase orders were subsequently modified in January 2007 in the amount of 17,340 units from The Home Depot. Delivery of the order is scheduled for late spring 2007. As a result of its co-marketing agreement with MasterLock™, the GDO will be marketed under the name of MasterLock™ smartTOUCH™ GDO. All other jointly developed products will similarly carry the MasterLock™ smartTOUCH™ brand. The Company has received numerous inquiries from other home improvement and consumer electronic retailers and is making every effort to meet with these other retailers.

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

smartSTAT ™ Thermostat

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

smartGATE ™ Automatic Gate Opener

The smartGATE ™ Automatic Gate Opener serves a similar function as our garage door opener, as it allows homeowners and employees who gain access to their premises or place of business through either drive-through or walk-through security gates, easy, simple to use access with just a touch of a finger. Automatic gates work on the same principles as mechanized overhead garage door units. Many residences and businesses that use security gates use some sort of digital keypad, or universal “clicker” to open the gate from outside the premises.

The smartGATE ™ Automatic Gate Opener is designed similarly to our garage door opener, except that it is housed in a weatherproof box that is usually an aftermarket product, purchased through gate installation companies. Our automatic gate opener is designed to fit conveniently into most vendors weatherproof containers designed for automatic gate opener units. While presently targeted for high-end residential installations, this unit will be re-engineered to meet the prospective needs of gated communities and moderate traffic commercial users.

Although market data is not readily available for this product, our own market analysis and information gathered through membership in industry organizations indicates large potential for the sale of this product for both residential and commercial use. These products will be marketed through traditional retail channels, as well as through contractor/installer channels.

Other smartTOUCH ™ Consumer Products

The smartTOUCH ™ line of products under development includes a biometric deadbolt, smartLOCK ™ for use on residential doors, a biometric vehicle access and ignition system and a biometrically enabled home alarm/central station alarm keypad smartALARM™ that will be designed to communicate directly with home monitoring systems.

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

Results of Operations

During the quarter ended March 31, 2007, the Company had $0 revenues.

From inception (February 1, 2001) through March 31, 2007, bioMetrx has not generated any revenues. During the period from inception (February 1, 2001) through March 31, 2007, bioMetrx had net operating losses totaling $27,599,703. During the three months ended March 31, 2007, net operating losses totaled $3,011,147. From inception through March 31, 2007, bioMetrx’ general and administrative expenses totaled $25,654,392 or 92.9% % of total expenses, while for the three months ended March 31, 2007 general and administrative expenses totaled $1,378,823 or 95.9% of total expenses. From inception through March 31, 2007, bioMetrx stock-based compensation was $18,831,066 or 68.2 % of expenses, of which $872,474 or 60.7% of total expenses was incurred during the three months ended March 31, 2007. From inception through March 31, 2007, bioMetrx’ research and development costs were $1,236,283, or 4.5% of total expenses, while research and development costs for the three months ended March 31, 2007 were $58,238 or 4.1% of the total expenses.

For the three months ending March 31, 2007, interest expense was $1,575,803, as compared to $6,544 for the three months ending March 31 2006.

Liquidity and Capital Resources

As of March 31, 2007 bioMETRX had total assets of $2,133,980 and total current assets of $1,137,322 At March 31, 2007 bioMETRX had total liabilities of $2,552,106 and total current liabilities of $1,405,908. bioMETRX had negative working capital at March 31, 2007 of $268,586 and an equity deficit of $418,126. Because of this deficit, the Company’s ability to continue to operate and its future remain in question as a going concern unless additional capital is contributed or until such time as it generates revenues and become cash flow positive.

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

On March 21, 2006, the Company received debt financing in the aggregate amount of $100,000 from Jane Petri and Joseph Panico. The principal and interest of 12% per annum was due on June 21, 2006. The note carried a default rate of 18% per annum. In addition, the Company issued 25,000 restricted shares of common stock to Petri and Panico as debt issuance costs at a cost of $71,250. On June 21, 2006, Petri and Panico agreed to extend the maturity date of these notes to September 21, 2006. In consideration, the Company issued 10,000 shares each to Panico and Petri.

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

On November 17, 2006, the Company received additional debt financing in the aggregate amount of $300,000 from Jane Petri and Joseph Panico. This loan is evidenced by a 10% Promissory Note due March 15, 2007. In consideration for making this loan, the Company issued an aggregate of 300,000 shares of its common stock and issued 99,000 warrants exercisable at $1.35 per share and expiring on September 11, 2011. The aggregate principal amount of the debt due Panico and Petri as of March 31, 2007 was $700,000.

The Company is in default of the loans. The default relates to the fact that the Company has not repaid these loans despite their maturity. The Company entered into an extension Agreement dated March 30, 2007 (“Extension Agreement”) whereby the lenders agreed to extend the Notes to March 15, 2008. Such Extension Agreement was entered into in contemplation of a proposed financing for the Company in an amount of up to $1,000,000. The Extension Agreement provided that the financing had to be consummated by April 5, 2007 or the Extension Agreement would be null and void. The Company failed to close this financing, accordingly, the Extension Agreement is null and void. On May 8, 2007 the Company received a letter from the lenders’ counsel seeking evidence that the financing closed or, alternatively, if we were unable to provide such evidence, the lenders would pursue all remedies at law or in equity available to them pursuant to the Notes. As of May 18, 2007, the Company has paid the Lenders $130,000, thereby reducing the principal amount of the loans to $570,000.

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

As a condition to closing, the Company obtained consents and waivers from the investors of its private placement of $1,600,000 principal amount of Convertible Notes (“Notes”) issued on June 29, 2006, pursuant to which each of the prior investors agreed to waive any and all existing defaults relating to the Notes and agreed to forebear from exercising any rights accruing upon default until March 31, 2007. In connection therewith, the Company issued to the investors Convertible Notes (“Forbearance Notes”) in the aggregate principal amount of $387,437.39, representing liquidated damages due under the Notes. The Forbearance Notes are convertible into the Company’s common stock at $1.00 per share.

The Company is in default under the terms of the registration rights agreements entered into between the Company and the several investors who purchased an aggregate of $3,100,000 of the Company’s Notes and Debentures described elsewhere herein. The default relates to the Company’s failure to get the Registration Statement registering the underlying securities issued in connection with the aforementioned transactions on a timely basis. As of the date of this report, none of the investors have asserted any claims or commenced any legal actions related to the default.

On January 17, 2007, the Company entered into several agreements with BLX Funding LLC (“BLX”) whereby BLX will purchase the Company’s accounts receivable in factoring transactions.

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

In addition to the factoring arrangement, the Company and BLX entered into a Funding Agreement whereby BLX arranged to provide the Company with Letters of Credit necessary for the Company to acquire the goods required to fulfill outstanding purchase orders. As of the date hereof, BLX has opened a Letter of Credit on behalf of the Company in the amount of $1,040,400 for the benefit of the Company’s third party manufacturer. Pursuant to the Funding Agreement, the Company will pay BLX 2.5% of the Letter of Credit amount for the first 30 days, thereafter the Company has agreed to pay BLX .84% of the Letter of Credit amount for each additional 10 day period the Letter of Credit is outstanding beyond the initial 30 day period. In addition, the Company paid BLX prior to opening the Letter of Credit an amount equal to .5% of the Letter of Credit amount to cover costs incurred by BLX with the opening of the Letter of Credit.

As a condition precedent to the obligation of BLX entering into the various agreements and arrangements with the Company, its CEO was required to provide BLX a Performance Guaranty guarantying (a) the due and punctual performance by the Company of the representations contained in the agreements (b) the payment (and not merely the collectibility) of any loss, liability or expense incurred by BLX in the event any one or more of the representations is untrue in any respect or fail to be performed and (c) the payment (and not merely the collectibility) of any other obligation owed by the Company to BLX of any nature. The Company has agreed to issue the CEO 50,000 shares of its common stock as consideration for providing the Company his guarantee and the Company has agreed to make additional financial accommodations to the CEO in the event there is a demand or claim against Mr. Basile arising out of the personal guarantee.

On February 7, 2007, the Company deposited $200,000 into an escrow account with its counsel. The funds are to be utilized in connection with the manufacture of the Company’s garage door openers. As of April 4, 2007, approximately $31,000 has been sent to the Company’s manufacturer and the balance remaining in that account is approximately $169,000.

On April 24, 2007 the Company’s CEO, Mark Basile, loaned the Company $130,000. The proceeds were used to repay a portion of the Panico/Petri notes, described elsewhere herein.

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

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of March 31, 2006 and as of March 31, 2007.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

Item 3:	Controls and Procedures

As of the end of the period covered by this report, a further evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, we concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

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

The Company is in default of loans in the aggregate principal amount of $700,000 due to Jane Petri ($350,000) and Joseph Panico ($350,000). The loans are evidenced by 10% Promissory Notes due March 15, 2007. The default relates to the fact that the Company has not repaid these loans despite their maturity. The Company entered into an extension Agreement dated March 30, 2007 (“Extension Agreement”) whereby the lenders agreed to extend the Notes to March 15, 2008. Such Extension Agreement was entered into in contemplation of a proposed financing for the Company in an amount of up to $1,000,000. The Extension Agreement provided that the financing had to be consummated by April 5, 2007 or the Extension Agreement would be null and void. The Company failed to close this financing, accordingly, the Extension Agreement is null and void. On May 8, 2007 the Company received a letter from the lenders’ counsel seeking evidence that the financing closed or, alternatively, if we were unable to provide such evidence, the lenders would pursue all remedies at law or in equity available to them pursuant to the Notes. As of May 18, 2007, the Company has paid the Lenders $130,000, thereby reducing the principal amount of the loans to $570,000.

Item 2:	Changes in Securities and Use of Proceeds

(a)	None

(b)	None

(c)           The Company entered into a Securities Purchase Agreement dated as of December 28, 2006, with three investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of units (the “Units”) consisting of Senior Convertible Debentures in the principal amount of $1,500,000 (“Debentures”), 1,500,000 Series A Common Stock Purchase Warrants (“A Warrants”) and 750,000 Series B Common Stock Purchase Warrants (“B Warrants”). The closing occurred on January 5, 2007.

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

As a condition to closing, the Company obtained consents and waivers from the investors of its private placement of $1,600,000 principal amount of Convertible Notes (“Notes”) issued on June 29, 2006, pursuant to which each of the prior investors agreed to waive any and all existing defaults relating to the Notes and agreed to forebear from exercising any rights accruing upon default until March 31, 2007. In connection therewith, the Company issued to the investors Convertible Notes (“Forebearance Notes”) in the aggregate principal amount of $387,437.39, representing liquidated damages due under the Notes. The Forbearance Notes are convertible into the Company’s common stock at $1.00 per share.

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

On April 11, 2007, the Company’s Chief Operating Officer cashlessly exercised 200,000 warrants exercisable at $1.00. The market value of the Company’s common stock on that date was $2.00. Accordingly, the Company issued 100,000 shares to Ms. Yarde pursuant to such cashless exercise. The stock was issued under the Company’s Employee Stock Plan.

On April 11, 2007, the Company’s Chief Financial Officer cashlessly exercised 200,000 warrants exercisable at $1.05. The market value of the Company’s common stock on that date was $2.00. Accordingly, the Company issued 95,000 shares to Mr. Iler pursuant to such cashless exercise. The stock was issued under the Company’s Stock Incentive Plan

On April 24, 2007, the Company issued 1,750 to the partners of its legal counsel, Sommer & Schneider LLP, in consideration for legal services rendered in the ordinary course of business. The stock was issued under the Company’s Stock Incentive Plan.

On April 24, 2007, the Company issued 140,000 shares of its common stock and 140,000 warrants exercisable at $1.00 per share to Mark Basile, the Company’s President and CEO as consideration for providing the Company a loan in the amount of $130,000.

d)	Not Applicable

Item 3. Defaults upon Senior Securities

The Company is in default under the terms of the registration rights agreements entered into between the Company and the several investors who purchased an aggregate of $3,100,000 of the Company’s Notes and Debentures described elsewhere herein. The default relates to the Company’s failure to get the Registration Statement registering the underlying securities issued in connection with the aforementioned transactions on a timely basis. As of the date of this report, none of the investors have asserted any claims or commenced any legal actions related to the default.

The Company is in default of loans in the aggregate principal amount of $700,000 due to Jane Petri ($350,000) and Joseph Panico ($350,000). The loans are evidenced by 10% Promissory Notes due March 15, 2007. The default relates to the fact that the Company has not repaid these loans despite their maturity. The Company entered into an extension Agreement dated March 30, 2007 (“Extension Agreement”) whereby the lenders agreed to extend the Notes to March 15, 2008. Such Extension Agreement was entered into in contemplation of a proposed financing for the Company in an amount of up to $1,000,000. The Extension Agreement provided that the financing had to be consummated by April 5, 2007 or the Extension Agreement would be null and void. The Company failed to close this financing, accordingly, the Extension Agreement is null and void. On May 8, 2007 the Company received a letter from the lenders’ counsel seeking evidence that the financing closed or, alternatively, if we were unable to provide such evidence, the lenders would pursue all remedies at law or in equity available to them pursuant to the Notes. As of May 18, 2007, the Company has paid the Lenders $130,000, thereby reducing the principal amount of the loans to $570,000.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

Dated: May 21, 2007	BIOMETRX, INC.

	By:	/s/ Mark Basile
Mark Basile
Chief Executive Officer

By:	/s/ J. Richard Iler
J. Richard Iler
Chief Financial Officer