Form 10QSB
period 2007-06-30
BioMETRX
filed 2007-08-20
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended June 30, 2007	Commission File No. 0-15807

BIOMETRX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	1-1190725
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 North Broadway, Suite 204, Jericho, NY	11753
(Address of Principal Executive Office)	(Zip Code)

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

Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 14, 2007 was 12,100,118.

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5-6

Notes to the Condensed Consolidated Financial Statements	7-13

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$65,354
Accounts Receivable	450
Deposits on Inventory	47,274
Inventory	742,947
Prepaid Expenses	18,431
Deferred Finance Costs	128,262
Total Current Assets	1,002,718

Property and Equipment, net	146,760

Other Assets:
Security Deposit	17,045
Patents	664,500
Total Other Assets	681,545
TOTAL ASSETS	$1,831,023

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$801,498
Notes Payable - Related Parties	350,000
Notes Payable - Other	570,000
8% Convertible Notes, net of unamortized discounts of $1,142,021	1,107,979
Convertible Forbearance Notes, net of unamortized discounts of $258,292	129,146
Accrued Taxes	115,187
Accrued Interest	114,619
Accrued Payroll	17,738
Total Current Liabilities	3,206,167

Long-Term Liabilities:	—

TOTAL LIABILITIES	3,206,167

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized
no shares issued and outstanding	—
Common Stock, $.001 par value; 25,000,000 shares authorized
11,685,870 shares issued and outstanding	11,686
Additional Paid-In-Capital	29,906,639
Deferred Finance Costs	(876,469)
Deferred Compensation	(81,800)
Deficit Accumulated in the Development Stage	(30,335,200)
Total Stockholders' Deficit	(1,375,144)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,831,023

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For The Three	For The Three	For TheSix	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues - net	$11,425	$—	$11,425	$—

Cost of Goods Sold	9,010	—	9,010	—

Gross Margin	2,415	—	2,415	—

Operating Expenses:

General and Administrative Expenses	1,135,259	1,875,370	2,514,082	8,743,217
Research and Development Expenses	165,762	499,689	224,000	642,444
Total Operating Expenses	1,301,021	2,375,059	2,738,082	9,385,661

Loss before Other Income (Expense)	(1,298,606)	(2,375,059)	(2,735,667)	(9,385,661)

Other Income (Expense)
Interest Income	1,107	—	2,825	—
Interest Expense	(1,429,023)	(77,903)	(3,004,826)	(84,446)
Unrealized Loss on Marketable Securities	—	(18)	—	125
Total Other Income (Expense)	(1,427,916)	(77,921)	(3,002,001)	(84,321)

Net Loss	(2,726,522)	(2,452,980)	(5,737,668)	(9,469,982)

Preferred Stock Dividend	—	(8,975)	—	(8,975)

Net Loss Allocated to Common Shareholders	$(2,726,522)	$(2,461,955)	$(5,737,668)	$(9,478,957)

Weighted Average Common Shares - Outstanding - Basic	9,949,630	7,282,597	9,343,341	6,891,848

Net Loss per Common Share (Basic)	$(0.27)	$(0.34)	$(0.61)	$(1.38)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2007	FOR THE SIX MONTHS ENDED JUNE 30, 2006

Cash Flows from Operating Activities:
Net Loss	$(5,737,669)	$(9,469,982)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	1,930,968	8,039,118
Amortization of Deferred Finance Costs	2,344,002	80,484
Depreciation	4,464	864
Unrealized (Gain) Loss on Marketable Securities	—	(124)

Change in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	(450)	—
Decrease in Prepaid Expenses	17,633	—
(Increase) in Inventories	(319,094)	(390,805)
Decrease in Other Current Assets	—	39,275
Decrease in Deposits on Inventory	9,923	—
(Increase) in Security Deposits	—	(6,509)
Increase in Accounts Payable	108,488	—
Increase in Accrued Liabilities	278,918	763,009
(Decrease) in Settlement of Threatened Litigation	—	(368,750)
Net Cash Used in Operating Activities	(1,362,817)	(1,313,420)

Cash Flows from Investing Activities:

Capital Expenditures	(59,410)	(18,808)

Net Cash Used in Investing Activities	(59,410)	(18,808)

Cash Flows from Financing Activities:
Restricted Cash	—	66,427
Proceeds from Issuance of 8% Convertible Notes	1,500,000	950,000
Proceeds from Issuance of Notes Payable—Related Parties	350,000	—
Proceeds from Issuance of Notes Payable-Others	—	1,000,000
Proceeds from Issuance of Preferred Stock	—	650,000
Deferred Finance Costs - 8% Convertible Notes Payable	—	(107,500)
Repayments of Notes Payable - Others	(130,000)	—
Deferred Finance Costs - Note Payable - Related Parties	(255,000)	—
Proceeds from Issuances of Common Stock	7,500	372,000
Commissions Paid on Sales of Common Stock	—	(152,200)
Net Cash Provided by Financing Activities	1,472,500	1,878,727

Net Increase (Decrease) in Cash	50,273	546,500

Cash, Beginning	15,081	184,116

Cash, Ending	$65,354	$730.616

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$32,953	$—

Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued) (Unaudited)

Supplemental Disclosures of Cash Flow Information:

Non Cash Investing and Financing Activities:

Common Stock Issued as Commissions on Sale of Common Stock	$—	$656,489

Accrued Commissions on Sales of Common Stock	$—	$431,706

Common Stock Issued for the Purchase of Patents	$664,500	$—

Issuance of Common Stock as payment for Accrued Officers' Salaries	$—	$310,000

Issuance of Common Stock as payment for Deferred Finance Costs	$613,675	$282,050

Issuance of Common Stock Warrants as payment for Deferred Finance Costs	$351,925	$182,716

Issuance of Common Stock Warrants as payment for Deferred Compensation	$81,800	$—

Beneficial Conversion Feature of 8% Convertible Notes Payable	$1,500,000	$—

Cashless Exercise of Stock Options - Related Party	$299,750	$250,000

Accrued Deferred Finance Costs	$—	$47,500

Accrued Finder's Fees - Preferred Stock	$—	$32,500

Preferred Stock Dividend	$—	$8,975

Issuance of Common Stock as Payment of Accounts Payable	$41,650	$—

Issuance of Common Stock as payment on Notes Payable-Others	$55,000	$—

Issuance of Common Stock on Conversion of 8% Convertible Notes Payable	$850,000	$—

Issuance of Common Stock to pay Notes Payable-Others and Accrued Interest	$116,560	$—

Issuance of Common Stock as payment for Accrued Interest Payable	$32,500	$—

Issuance of Common Stock Warrants as payment for Accrued Interest Payable	$29,060	$—

Issuance of Common Stock for Prepaid Expenses	$18,900	$—

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Deferred Compensation	Prepaid Interest 8% Convertible Notes	Deferred Finance Costs	Deficit Accumulated During the Development Stage	Total

-
BALANCE, January 1, 2007	-	$-	8,915,907	$8,916	$24,355,224	$-	$(86,400)	$(1,089,859)	$(24,597,532)	$(1,409,650)

Exercise of Series "B" Common Stock Warrants @ $.10 per share			75,000	75	7,425					7,500

Cashless Exercise of Common Stock Options - Related Parties			412,213	412	(412)					-

Common Stock issued for Services			417,750	418	712,232					712,650

Common Stock issued for Services - Related Parties			280,000	280	655,220					655,500

Common Stock issued for Purchase of a Patents			300,000	300	664,200					664,500

Common Stock issued as payment of Finance Costs on Notes Payable			25,000	25	62,475					62,500

Issuance of Common Stock Warrants as payment of Finance Costs on Notes Payable					29,060					29,060

Common Stock issued as payment of Finance Costs on Notes Payable - Related Parties			385,000	385	613,365			(613,750)		-

Issuance of Common Stock Warrants as payment of Finance Costs on Notes Payable - Related Parties					351,925			(351,925)		-

Exercise of Common Stock Warrants			25,000	25	24,975					25,000

Issuance of Common Stock Warrants for Deferred Compensation					81,800	(81,800)				-

Common Stock Issued upon Conversion of 8% Convertible Notes payable			850,000	850	849,150					850,000

Beneficial Conversion Feature of common stock purchase warrants issued relative to 8% Convertible Notes.					1,500,000					1,500,000

Amortization of Deferred Finance Costs.								1,179,065		1,179,065

Amortization of Prepaid Interest - 8% Convertible Notes Payable							86,400			86,400

Current Period Loss									(5,737,668)	(5,737,668)

Balance, June 30, 2007	-	$-	11,685,870	$11,686	$29,906,639	$(81,800)	$-	$(876,469)	$(30,335,200)	$(1,375,144)

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

The Company is in the early state of commercializing its products within insignificant revenues and has incurred a net loss of $5,737,668 for the six months ended June 30, 2007 and has a working capital deficit of $2,203,449 at June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the quarter ended June 30, 2007 the Company has exited the development state since principal operations have commenced.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the effect of SAB 108 to be not material.

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

Note 3 - Property and Equipment

Property and equipment at June 30, 2007 consist of the following:

Office Equipment	$89,268
Tooling and Dies	65,955
155,223
Less: Accumulated Depreciation	8,463
$146,760

Depreciation expense was $4,464 and $864 for the six months ended June 30, 2007 and 2006, respectively.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Notes Payable - Other

Notes payable - Other at June 30, 2007 consist of the following:

Notes payable to private investors; bearing interest at 10% per annum and due March 15, 2007. The Company is currently in default of these Notes.	$570,000

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

Note 5 - Notes Payable - Related Parties

Notes payable - related parties at June 30, 2007 consist of the following:

Notes payable to various officer and directors; bearing interest at 12% per annum and are due as follows:

October 2007	$130,000
December 2007	220,000
$350,000

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Convertible Notes (Continued)

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended June 30, 2007 was $149,615, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Convertible Notes (Continued)

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Convertible Notes (Continued)

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended June 30, 2007 was $238,007, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

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

As a condition to closing, the Company obtained consents and waivers from the investors of its private placement of $1,600,000 principal amount of Convertible Notes (“Notes”) issued on June 29, 2006, pursuant to which each of the prior investors agreed to waive any and all existing defaults relating to the Notes and agreed to forebear from exercising any rights accruing upon default until June 30, 2007. In connection therewith, the Company issued to the investors Convertible Notes (“Forebearance Notes”) in the aggregate principal amount of $387,437, representing liquidated damages due under the Notes. The Forebearance Notes are convertible into the Company’s common stock at $1.00 per share.

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended June 30, 2007 was $64,573.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Convertible Notes (Continued)

During the three months ended June 30, 2007 noteholders converted $850,000 of notes into 850,000 shares of common stock. Unamortized debt discount of $487,696 was charged to interest expense upon the conversion of the notes.

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

Common Stock

On January 2, 2007, the Company issued 40,000 shares of its common stock valued at $130,000 to Brad Schwab pursuant to a consulting agreement between the Company and Mr. Schwab.

On January 10, 2007, Ms. Yarde exercised 250,000 stock options at $.40 per share. Ms. Yarde exercised the options via “cash-less exercise” and was issued 217,213 shares of common stock.

On January 15, 2007 the Company issued 20,000 restricted shares of its common stock valued at $58,000 to ICR LLC for services.

On January 16, 2007, the Company issued an aggregate of 4,000 shares of its common stock valued at $11,600 to the owners of Vintage Filings, Inc. (Seth Farbman 2,000 and Shai Stern 2,000) for services rendered to the Company in connection with its SEC filings. These shares were issued under the Company’s 2005 Equity Incentive Plan.

On January 22, 2007, the Company issued 50,000 shares of its common stock valued at $167,500 to Mark Basile as consideration for Mr. Basile providing the Company his personal guarantee in connection with the opening of a Letter of Credit in the amount of $1,040,400.

On January 23, 2007, the Company issued 70,000 shares of its common stock to Mark Basile in exchange for Mr. Basile foregoing $140,000 of his 2007 salary. In addition, the Company issued Mr. Basile 10,000 shares of its common stock as a bonus. These shares were valued at $248,000.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 14, 2007 the Company issued 25,000 restricted shares of its common stock valued at $62,500 to Dorothy Christofides upon conversion of a promissory note in the principal amount of $30,000. As additional consideration for Ms. Christofides converting her promissory note, the Company issued her 20,000 common stock purchase warrants exercisable for a period of five years at $2.00 per share.

On March 1, 2007, the Company issued 75,000 restricted shares of its common stock valued at $153,750 to Interactive Resources Group, Inc. (“IRG”) pursuant to a consulting agreement between the Company and IRG.

On March 6, 2007, the Company issued Robert Jacobs 150,000 restricted shares of its common stock valued at $334,500 as consideration for the purchase of a patent.

On March 9, 2007, the Company issued The Incredible Card Company 150,000 restricted shares of its common stock valued at $330,000 as consideration for the purchase of a patent the Company acquired in January 2007. Mr. Basile, the Company’s Chairman and CEO, was a former officer and director of The Incredible Card Company.

On April 11, 2007, the Company’s Chief Operating Officer cashlessly exercised 200,000 warrants exercisable at $1.00. The market value of the Company’s common stock on that date was $2.00. Accordingly, the Company issued 100,000 shares to Ms. Yarde pursuant to such cashless exercise. The stock was issued under the Company’s Employee Stock Plan.

On April 11, 2007, the Company’s Chief Financial Officer cashlessly exercised 200,000 warrants exercisable at $1.05. The market value of the Company’s common stock on that date was $2.00. Accordingly, the Company issued 95,000 shares to Mr. Iler pursuant to such cashless exercise. The stock was issued under the Company’s Stock Incentive Plan

On April 24, 2007, the Company issued 1,750 shares valued at $3,150 to the partners of its legal counsel, in consideration for legal services rendered in the ordinary course of business. The stock was issued under the Company’s Stock Incentive Plan.

On April 24, 2007, the Company issued 140,000 shares of its common stock valued at $252,000 and 140,000 warrants exercisable at $1.00 per share expiring in five years to Mark Basile, the Company’s President and CEO as consideration for providing the Company a loan in the amount of $130,000.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On May 21, 2007, the Company issued 50,000 shares of its common stock valued at $70,000 and 50,000 warrants exercisable at $1 per share to Lorraine Yarde, the Company’s Chief Operating Officer as consideration for providing the Company a loan in the amount of $50,000.

On June 1, 2007, the Company issued 300,000 shares of its common stock valued at $258,750 and 200,000 warrants exercisable at $1.50 per share to IRG as consideration for performing shareholder relations and other financial advisory services for a six month period. The aggregate value of such services based upon valuations of the Company’s stock at this time was $340,550.

On June 11, 2007, the Company received notification from Nite Capital to convert $100,000 of its convertible note into 100,000 shares of common stock. Nite Capital also notified the Company of its intent to exercise 75,000 Series B warrants exercisable at $.10. The company received $7,500 in proceeds from this exercise.

On June 15, 2007, the Company issued 45,000 shares of its common stock valued at $74,250 and 45,000 warrants exercisable at $1 per share to Lorraine Yarde, the Company’s Chief Operating Officer as consideration for providing the Company a loan in the amount of $45,000.

On June 18, 2007, the Company awarded Lorraine Yarde 150,000 shares of its common stock valued at $240,000 as a bonus for securing an increased purchase order from Home Depot and an additional purchase order from MasterLOCK.

On June 18, 2007, the Company issued 20,000 shares of its common stock valued at $32,000 to an independent certified public accountant as consideration for accounting services in connection to the Company’s upgrading its accounting system and electronic data interchange.

On June 18, 2007, the Company issued 75,000 shares of its common stock valued at $120,000 and 75,000 warrants exercisable at $1 per share to The Naples Trust, of which the Company’s Chief Executive Officer is a related party as consideration for proving the Company a loan in the amount of $75,000.

On June 21, 2007, the Company issued 20,000 shares of its common stock valued at $40,000 to Black Dog Communications as consideration for public relations services to the Company.

On June 25, 2007, the Company received notification from Linden Growth Partners of its intent to convert $300,000 of its convertible note into 300,000 shares of common stock.

On June 25, 2007, the Company received notification from Linden Growth Partners Master Fund of its intent to convert $450,000 of its convertible note into 450,000 shares of common stock.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On June 27, 2007, the Company issued the Company’s legal counsel 5,000 shares of common stock valued at $6,500 under the Company’s Employee Incentive Plan in consideration for $6,000 of legal services performed.

On June 28, 2007, the Company issued 75,000 shares of its common stock valued at $75,000 and 75,000 warrants exercisable at $1 per share to J. Richard Iler, the Company’s Chief Financial Officer as consideration for providing the Company a loan in the amount of $75,000. $50,000 was advanced during June 2007 and $25,000 was advanced in July 2007.

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

Stock option share activity and weighted average exercise price for the six months ended June 30, 2007 and 2006 are as follows:

	2007		2006
2005 Equity Incentive Plan	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	287,500	$1.65	375,000	$2.00
Options Granted	—	—	250,000	$1.00
Options Exercised	(100,000)	1.00	(250,000)	$1.00
Balance – June 30, 2007	187,500	$2.00	375,000	$2.00

	2007		2006
Other Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	2,150,000	$2.66	25,000	$0.40
Options Granted in 2007	—	—	1,000,000	3.50
Options Exercised in 2007	(550,000)	0.75	(18,750)	0.40
Balance - June 30, 2007	1,600,000	$2.67	1,006,250	$3.48

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price

$1.00 - $1.99	600,000	4.20	$1.28	400,000	$1.18
$2.00	250,000	3.00	$2.00	250,000	$2.00
$3.00	250,000	3.00	$3.00	250,000	$3.00
$4.00	250,000	3.00	$4.00	250,000	$4.00
$5.00	250,000	3.00	$5.00	250,000	$5.00

$1.00 - $5.00	1,600,000	3.45	$2.67	1,400,000	$2.89

Warrants
	2007		2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance - January 1,	3,626,495-	$1.17-	475,495	$1.62
Warrants Granted	2,855,000	$0.81	2,560,000	1.23
Warrants Exercised	(100,000)	$0.33	(281,250)	0.80
Balance - June 30,	6,381,495	$0.94	2,754,245	$1.35

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contracted Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .01-.99	1,493,250	4.46	$ 0.10	800,000	$ 0.10
$1.00-1.99	4,474,000	4.27	$ 1.04	1,760,000	$ 1.00
$2.00-2.99	235,198	3.94	$ 2.13	115,198	$ 2.27
$3.00-3.99	52,698	3.00	$ 3.40	52,698	$ 3.40
$4.00	126,349	3.44	$ 4.00	26,349	$ 4.00
	6,381,495	4.56	$ 0.94	2,754,245	$ 0.87

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies

Lease Obligations

The Company operates its business in leased facilities. The Company currently leases approximately 3719 square feet for its corporate office facilities located at 500 North Broadway, Jericho, New York for $8,523 with increases annually on January 31. The lease expires January 31, 2010.

Approximate future minimum commitments under these leases are as follows:

April 1, 2007 - December 31, 2007	$52,927
January 1, 2008 - December 31, 2008	109,249
January 1, 2009 - December 31, 2009	113,073
January 1, 2010 - January 31, 2010	9,449
$284,698

Rent expense under the office leases was approximately $65,000 and $45,000 for the six months ended June 30, 2007 and 2006, respectively.

Engineering Contract

On March 16, 2007 The Company entered into a Service Level Agreement with A2E Technologies (“A2E”), (the “Agreement”). Pursuant to the Agreement, A2E will provide engineering and development services to be utilized in bioMETRX’ products. Under the terms of the Agreement, bioMETRX has committed to pay A2E a minimum two hundred thousand dollars ($200,000) annually for its services, payable fifty thousand dollars ($50,000) every three calendar months. In return for this commitment, A2E will provide its services to bioMETRX at a discounted rate. In addition to the cash payments, bioMETRX will also pay A2E $25 an hour in restricted common stock, payable no later than 30 days following each three calendar month period. The number of shares will be determined by multiplying the number of hours billed by A2E during the three month period by twenty-five (25) and divided by the current market price of bioMETRX’ common stock. The term of the Agreement is one (1) calendar year from the date of the Agreement

Legal Proceedings

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

Note 9- Subsequent Events

On July 6, 2007, BRIDGEPOINTE MASTER FUND, LTD converted $50,000 of its convertible note into 50,000 shares of common stock.

On July 10, 2007, Alpha Capital AG converted $25,000 of its convertible note into 25,000 shares of common stock.

On July 11, 2007 the Company granted 375,000 warrants exercisable at $1.00 to Alpha Capital in consideration of its loan to the Company to be expressly used for manufacturing of the Company’s MasterLOCK™ smartTouch Garage Door Opener. The warrant is exercisable for a period of 5 years.

On July 12, 2007, Peter Thompsen converted $125,000 of its convertible note into 125,000 shares of common stock.

On July 12, 2007, Lighthouse Capital converted $125,000 of its convertible note into 125,000 shares of common stock.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Subsequent Events

On July 24, 2007, the Company issued 20,222 shares of common stock for interest due to BRIDGEPOINTE MASTER FUND, LTD on a $1,000,000 convertible note issued to the Company on January 5, 2007.

During July 2007, the Company issued 50,000 shares as payment for fees related to a factoring commitment to BLX, Funding.

On July 25, 2007, the Company issued 25,000 shares of its common stock and 25,000 warrants exercisable at $1.00 per share to Mark Basile, the Company’s Chief Executive Officer as consideration for providing the Company a loan in the amount of $25,000.

On July 25, 2007, the Company issued 150,000 shares of its common stock and 150,000 warrants exercisable at $1.06 per share to Mark Basile as consideration for Mr. Basile providing the Company his personal guarantee in connection with the opening of an escrow agreement in the amount of $750,000.

On August 1, 2007, the Company issued 8,365 shares of its common stock to A2E Technologies as payment of $9,535.75 due A2E Technologies pursuant to a Service Level Agreement dated March 16, 2007.

Loan Agreement

On July 12, 2007, the Company entered into several agreements with Alpha Capital Anstalt (“Alpha”) whereby Alpha lent the Company $750,000 to be held in escrow pending delivery of the Company’s garage door openers. The funds will be used to pay the manufacturer of the garage openers once they have been completed and inspected for shipment to fulfill certain outstanding customer purchase orders.

In connection with the transaction the Company executed a $750,000 secured promissory note (“Note”). The Note bears interest at the rate of 24.99% per annum, payable on the first day of each month and on the maturity date of the Note. The Note matures fifteen (15) days following the release of funds from the escrow account to any person other than the holder. The Note may be prepaid all or any portion of the Note without penalty or premium.

In addition to the Note, the Company and each of its subsidiaries entered into Security Agreements with Alpha whereby each entity pledged all their assets to secure the Note. The Company issued Alpha a warrant (“Warrant”) to purchase 375,000 shares of the Company’s common stock at an exercisable price of $1 per share. The warrant is exercisable for a period of five (5) years.

As a condition to Alpha providing the loan to the Company, the Company’s CEO Mark Basile entered into a Guaranty with Alpha whereby Mr. Basile agreed to guaranty the Company’s obligations under the Note and all related documents.

In connection with the transaction the Company paid a due diligence fee of $10,000 to Osher Capital Partners, LLC, paid Alpha a commitment fee of $22,500 and agreed to pay Aplha’s legal fees in connection with this transaction not to exceed $40,000.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -Subsequent Events (Continued)

Series B Warrants

On August 15, 2007 the Company notified holders of 375,000 series B $.10 warrants that it has elected to pay such holders $.12 per share, pursuant to the warrant documents by providing contractual 10 days written notice of said action. The Company has fixed the call date of such warrants as of August 15, 2007. The warrant holders so notified must return the series B warrants by August 25, 2007 to receive payment. The holders so notified have the right to exercise the series B warrants until August 25, 2007.

On August 15, 2007, the Company issued 150,000 shares of its common stock to Linden Growth Partners L.P. upon the exercise of warrants exercisable at $0.10 per share.

On August 15, 2007, the Company issued 225,000 shares of its common stock to Linden Growth Partners Master Fund L.P. upon the exercise of warrants exercisable at $0.10 per share.

On August 16, 2007 the Company issued 22,269 shares of its common stock to Osher Capital Partners LLC upon the cashless exercise of 25,000 warrants exercisable at $0.10 per share.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

The Company designs, develops, engineers and markets biometrics-based products for the consumer home security and consumer electronics markets. The Company’s executive offices are located in Jericho, New York.

Originally founded in 2001, bioMETRX is focused on developing simple-to-use, cost-efficient, finger-activated, consumer lifestyle products under the trade name smartTOUCH™. The Company’s current and future product lines includes biometrically enabled residential door locks, alarm keypads, thermostats, garage/gate openers, padlocks, automobile access and ignition systems, medical crash carts and industrial medicine cabinets. Our products utilize finger recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

The Company operates its business through three (3) wholly owned subsidiaries, bioMETRX Technologies Inc., which conducts the product design and engineering, smartTOUCH Consumer Products, Inc., the consumer-based marketing and sales group, and smartTOUCH Medical, Inc. which is designing and will market medical industry products.

The home security industry consists of garage door manufacturers, key and lock manufacturers and central station alarm monitoring companies, representing a $25 billion global market. bioMETRX develops market-specific products in this area which are being sold through retailers, dealers and directly to consumers in the Unites States. The company’s first product, the garage door opener, also known as the SmartTOUCH™ GDO, will be available through the Home Depot this fall.

The Company has also developed, and is further developing several additional finger-activated products including thermostats, doorlocks and other computer peripheral and home security products. These products are, and are expected to be, marketed directly to the consumers as well as small box retailers, restaurant chains and small business owners. These products do, and will provide consumers and small business owners increased control over various aspects that effect energy as well as securing their homes and digital information.

At this point we cannot offer a specific date or assurances that the release of the products will result in any meaningful revenues, but the company continues to develop and engineer new products that it expects to add to its product line over the next 24 months.

bioMETRX, to date, has introduced its products commercially and is considered an entry level market vendor of consumer-based biometric products. bioMETRX has limited assets, significant liabilities and limited business operations. To date, activities have been limited to organizational matters, development of its products and services and capital raising.

  Management’s plan of operations for the next twelve months is to raise additional capital, further develop its product line and commence marketing the Company’s products and services through its various distribution channels.

The Company has recently entered into a licensing agreement as well as a co-branding/co-development agreement with MasterLock™ for its garage door opener and other products whereby the garage door opener will be marketed under the new MasterLock™ smartTOUCH co- brand and the companies have agreed to jointly undertake development of new products. The Company expects it will require $8,000,000 - $10,000,000 over the next 12 months to accomplish these and other initiatives and expects to be financed by the private sale of its securities and lines of credit with commercial banks for continuous manufacturing output of its products. The Company has recently commenced larger scaled production of its garage door openers and has shipped orders which it had received from its web-store. The company’s initial retail customer, The Home Depot, has increased its original purchase orders to above 20,400 and the Company has received its first order of 5,000 units for its garage door opener from MasterLock™ It is estimated that delivery will commence incrementally late third quarter though exact delivery dates are still uncertain. The Company has received initial manufacturing funding by one of its institutional investors to commence the build to fulfill the Home Depot orders. As the company continues to receive new orders and maintain inventories, it will require additional financing until it is internally generating positive cash flow. There are no firm commitments on anyone’s part to invest in the Company and if it is unable to obtain financing through the sale of its securities or other financing, the Company’s products and services may never be commercially sold. The Company though expecting to receive revenues within the third quarter of 2007 does not expect to be profitable in 2007 and cannot reasonably insure that it will be cash flow positive during this period. The Company’s balance sheet continues to reflect negative shareholder equity and for the foreseeable year will be solely reliant on the attraction of additional equity in order for it to reflect shareholder equity unless revenues should exceed expectations for the current market ready products or other products planned for release during this fiscal year 2007.  Should the Company prevail in its efforts to attract capital and fulfill its delivery requirements of its initial orders, it will require strict budget adherence in order to manage the many demands for capital.

Current Market Outlook - Target Markets/Applications

Management believes that there is a unique opportunity in the consumer electronics market for the incorporation of biometrics technology in multiple devices, requiring personal identification or key access. Prospective home/office security and electronics devices includes the introduction of “biometric” access controls on anything that presently requires a key, keypad or Personal Identification Number (“PIN”). bioMETRX is the first company to offer biometric security and electronics products for the home consumer market at any significant level.

We are focused on developing simple to use, cost efficient, finger activated consumer electronics products principally under the trade name “smartTOUCH ™”. Our current and prospective consumer products include biometrically enabled and secure residential garage/gate door openers/locks, central station alarm pads, padlocks, door locks and thermostats.

Although market data on the use of automatic garage door openers is limited, management estimates that there are 30 million homes in the United States equipped with automatic garage doors. For many families, the automatic garage door opener has made the garage door the most frequently used door for entering and exiting the home. Consequently, there is a large potential market for the smartTOUCH™ Garage Door Opener which meets the consumer need for security and convenience combined. We have been awarded a patent for this device with the United States Patents and Trademark Office in January, 2007.

During the quarter ended March 31, 2006 we received initial purchase orders for the smartTOUCH™ Garage Door Opener and purchase orders were subsequently modified in January 2007 in the amount of 17,340 units from The Home Depot. The Home Depot has also contracted to purchase a minimum quantity per annum from the company. The company has been suffering from undercapitalization which has caused substantial delays in manufacturing this product in the quantities needed to fulfill orders. A recent re-issuance of the purchase order has increased the order to 20,464 units and allows for early fall delivery. Management has secured some manufacturing financing facilities with a prior investor in the company, and is continuing its efforts to further secure additional financing to keep up with the demand for the product.

As a result of its co-marketing agreement with MasterLock™, the GDO will be marketed under the co-brand name MasterLock™ smartTOUCH™ which the company expects to accelerate product sell-through.

To date, in addition to the retail orders, the Company has received approximately 1,600 direct consumer on-line orders for the GDO unit and has shipped a portion of these orders to customers in the last 60 days.

We have initiated large scale manufacturing of the garage door opener with a third party contract manufacturer located in the United States with manufacturing operations in China. An existing investor has provided financing that assures the manufacturer of payment upon and the company is in discussions with other investors, as well as more conventional financing groups, to finance future purchase orders and set up credit facilities to provide funding for continuing manufacturing volumes based upon current demand for the product. However, the company cannot guarantee that any financing will be secured. The company has also established limited credit facilities with our major component suppliers.

The Company has also acquired a patent protecting the biometric security application of an electronic thermostat

Management estimates that approximately 40 million thermostats are sold in the United States annually, 45% of which are electronic models, either programmable or non-programmable. Management expects that there will be an increase in the sale of electronic thermostats as several states enact laws addressing the sale and disposal of mercury-based thermostats, some are even offering rebate programs to consumers that replace mercury thermostats with new energy-efficient programmable models.

Other smartTOUCH ™ Consumer Products

The smartTOUCH ™ line of products under development includes products that can be used to secure lockers, gates, automobiles, trailers and other household and computerized electronic products.

While the Company’s main current focus is to bring to market consumer-based products through our relationship with MasterLock, we also expect to dedicate additional focus on the healthcare industry over the next 12 months. Government legislation surrounding the integrity, confidentiality and privacy of patient data was enacted under HIPAA. HIPAA requires the healthcare industry to restructure current information technology (“IT”) infrastructures and methods. We are identifying opportunities to develop biometric products and solutions for end users in the healthcare fields, as well as enabling biometric technology for original equipment manufacturers (“OEMs”) and application developers to incorporate into their offerings to assist healthcare organizations working towards meeting legislative demands, while increasing efficiencies and user convenience and lowering overall administrative costs and risks associated with passwords, PINs and keys. To that end, the Company is exploring a number of prospective medical products, some of which may become available by late 2008. The Company acquired a patent for the biometric storage and retrieval of an electronic medical record in January, 2007.

Results of Operations

For the three months ended June 30, 2007 and 2006

For the three months ended June 30, 2007, bioMetrx generated $11,425 in revenues compared to no revenues for the same period of 2006. During the three months ended June 30, 2007, bioMetrx had net losses totaling $2,726,522 compared to net losses of $2,452,980 for the three months ended June 30, 2006. For the quarter ending June 30, 2007, bioMetrx’ general and administrative expenses totaled $1,135,259 or 41.6% of total expenses, while for the three months ended June 30, 2006 general and administrative expenses totaled $1,875,370 or 76.3% of total expenses. For quarter ended June 30,2007, bioMetrx had stock-based compensation of $1,058,494 or 38.8% of expenses, compared to $1,674,041 or 68.2% of total expenses was incurred during the three months ended June 30, 2006. Research and development costs were $165,762 or 6.1% of total expenses incurred in the period for quarter ending June 30, 2007, while research and development costs during the three months ended June 30, 2006 totaled $499,689 or 20.4% of total expenses.

In addition the Company incurred interest expense of $1,429,023 or 52.3% of total expenses during the quarter ended June 30, 2007 compared with $77,903 or 3.2% of total expenses during the three months ended June 30, 2006.

For the Six Months Ended June 30, 2007 and 2006

During the quarter ended June 30,2007, the Company had approximately $11,425 in revenues compared to no revenue for the same period of 2006.

During the six months ended June 30, 2007, net losses totaled $5,737,668. For the six months ending June 30, 2007, bioMETRX’ general and administrative expenses totaled $2,514,082, or 91.8% of total operating expenses. During the same six month period in 2006, general and administrative expenses totaled $8,743,217 or 93.2% of total operating expenses. The decrease was mostly attributable to a decrease in securities based compensation in expenses relating to general corporate matters. For the six months ending June 30, 2007 we incurred salaries of $494,422, or 38% of total operating expenses as compared to the six months ended June 30, 2006 of $445,844, or 4.8% of total operating expenses. The increase was due to the addition of additional personnel necessary to continue the growth goals of the Company.

For the six months ending June 30, 2007, interest expense was $3,004,826 as compared to $ 84,446 for the six months ending June 30, 2006.

Research and development expenses for the six months ending June 30,2007 was $224,000 compared to $ 642,444 for the same period in 2006.

Liquidity and Capital Resources

As of June 30, 2007 bioMETRX had total assets of $1,831,023 and total current assets of $1,002,718. At June 30, 2007 bioMETRX had total liabilities of $3,206,167 and total current liabilities of $3,206,167. bioMETRX’s had negative working capital at June 30, 2007 of $2,203,449 and an equity deficit of $1,375,144. Because of this deficit, the Company’s ability to continue to operate and its future remains in question as a going concern unless additional capital is contributed or until such time as it generates revenues and become cash flow positive.

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

As a condition to closing, the Company obtained consents and waivers from the investors of its private placement of $1,600,000 principal amount of Convertible Notes (“Notes”) issued on June 29, 2006, pursuant to which each of the prior investors agreed to waive any and all existing defaults relating to the Notes and agreed to forebear from exercising any rights accruing upon default until June 30,2007. In connection therewith, the Company issued to the investors Convertible Notes (“Forbearance Notes”) in the aggregate principal amount of $387,437.39, representing liquidated damages due under the Notes. The Forbearance Notes are convertible into the Company’s common stock at $1.00 per share.

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

On February 7, 2007, the Company deposited $200,000 into an escrow account with its counsel. The funds were utilized in connection with the manufacture of the Company’s garage door openers. As of July 4, 2007, all funds had been expended to the Company’s manufacturer and there remains no balance in the account at this time.

bioMETRX is dependent on raising additional funding necessary to implement its business plan. bioMETRX’ auditors have issued a “going concern” opinion on the financial statement for the year ended December 31, 2006, indicating bioMETRX is in the early commercial stage of operations, has a working capital and net equity deficiency. These factors raise substantial doubt in bioMETRX’ ability to continue as a going concern. If bioMETRX is unable to raise the funds necessary to complete the development of its products and fund its operations, it is unlikely that bioMETRX will remain as a viable going concern.

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

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of June 30, 2006 and as of June 30,2007.

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

On April 11, 2007, the Company’s Chief Financial Officer cashlessly exercised 200,000 warrants exercisable at $1.05. The market value of the Company’s common stock on that date was $2.00. Accordingly, the Company issued 95,000 shares to Mr. Iler pursuant to such cashless exercise. The stock was issued under the Company’s Stock Incentive Plan

On April 24, 2007, the Company issued 1,750 shares of its common stock to the partners of its legal counsel, Sommer & Schneider LLP, in consideration for legal services rendered in the ordinary course of business. The stock was issued under the Company’s Stock Incentive Plan.

On April 24 2007, the Company issued 140,000 shares of its common stock and 140,000 warrants exercisable at $1.00 per share to Mark Basile, the Company’s President and CEO as consideration for providing the Company a loan in the amount of $130,000.

On May 21, 2007, the Company issued 50,000 shares of its common stock and 50,000 warrants exercisable at $1.00 per share to Lorraine Yarde, the Company’s Chief Operating Officer as consideration for providing the Company a loan in the amount of $50,000.

On June 1, 2007, the Company issued 300,000 shares of its common stock and 200,000 warrants exercisable at $1.50 per share to IRG as consideration for performing shareholder relations and other financial advisory services for a six month period. The aggregate value of such services based upon valuations of the Company’s stock at this time was 4486,105.

On June 11, 2007, the Company issued 100,000 shares of its common stock to Nite Capital upon the conversion of $100,000 principal amount of a convertible note issued to Nite Capital in the aggregate principal amount of $150,000. The convertible note converts into the Company’s common stock at $1.00 per share. Seventy-five thousand (75,000) of these shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628)_ which was declared effective by the SEC on June 25,2007.

On June 15, 2007, the Company issued 45,000 shares of its common stock and 45,000 warrants exercisable at $1.00 per share to Lorraine Yarde, the Company’s Chief Operating Officer as consideration for providing the Company a loan in the amount of $45,000.

On June 16, 2007, the Company issued an aggregate amount of 125,000 shares of its common stock to Peter Thompson upon the conversion of $125,000 principal amount of a convertible note issued to Mr. Thompson in that amount. The convertible note converted into the Company’s common stock at $1.00 per share. Sixty-two thousand-five hundred (62,500) of these shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On June 16, 2007, the Company issued an aggregate of 125,000 shares of its common stock to Lighthouse Capital Insurance Company- Policy # 03-046 upon the conversion of $125,000 principal amount of a convertible note issued to Lighthouse Capital Insurance in that amount. The convertible note converted into the Company’s common stock at $1.00 per share. Sixty-two thousand-five hundred (62,500) of these shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628)_ which was declared effective by the SEC on June 25,2007.

On June 18, 2007,, the Company awarded Lorraine Yarde 150,000 shares of its common stock as a bonus for securing an increased purchase order from Home Depot and an additional purchase order from MasterLOCK.

On June 18, 2007,, the Company issued 20,000 shares to Rodger Michell, an accountant as consideration of accounting services in connection with the Company’s upgrading its accounting system and electronic data interchange.

On June 18, 2007, the Company issued 75,000 shares of its common stock and 75,000 warrants exercisable at $1.00 per share to The Naples Trust, of which the Company’s Chief Executive Officer is a related party as consideration for providing the Company a loan in the amount of $75,000.

On June 21, 2007, the Company issued 20,000 shares of its Common stock to Black Dog Communications as consideration for public relations services to the Company.

On June 26, 2007, the Company issued an aggregate of 300,000 shares of its common stock to Linden Growth Partners upon the conversion of $300,000 principal amount of a convertible note issued to Linden Growth Partners in that amount. The convertible note converted into the Company’s common stock at $1.00 per share. One hundred and fifty thousand (150,000) of these shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On June 26, 2007, the Company issued an aggregate of 450,000 shares of its common stock to Linden Growth Master Fund upon the conversion of $450,000 principal amount of a convertible debenture issued to Linden Growth Master Fund in that amount. The convertible debenture converted into the Company’s common stock at $1.00 per share. Two hundred and twenty five thousand (225,000) of those shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On June 27, the Company issued 5,000 shares of its common stock to the partners of its legal counsel, Sommer and Schneider LLP in consideration of $5,000 in legal services rendered to the Company. The stock was issued under the Company’s Equity Incentive Plan.

On June 28, 2007, the Company issued 75,000 shares of its common stock and 75,000 warrants exercisable at $1.00 per share to J. Richard Iler, the Company’s Chief Financial Officer as consideration for providing the Company a loan in the amount of $75,000.

On July 11, 2007 the Company granted 375,000 warrants exercisable at $1.00 to Alpha Capital in consideration of its loan to the Company to be expressly used for manufacturing of the Company’s MasterLOCK™ smartTouch Garage Door Opener. The proceeds from receivable financing will be used to repay this loan.

On July 13, 2007, the Company issued 50,000 shares of its common stock to BridgePointe Master Fund Ltd. upon the conversion of $50,000 principal amount of a convertible debenture issued to BridgePointe Master Fund in the aggregate principal amount of $1,000,000. The convertible debenture converts into the Company’s common stock at $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On July 13, 2007, the Company issued 25,000 shares of its common stock to Alpha Capital AG. upon the conversion of $25,000 principal amount of a convertible note issued to Alpha Capital in the aggregate principal amount of $400,000. The convertible note converts into the Company’s common stock at $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On July 13, 2007, the Company issued Nite Capital 75,000 shares of its common stock issuable upon the exercise of a like number of warrants exercisable at $0.10 per share.

On July 24, 2007, the Company issued 20,222 shares as payment in kind for interest payment due to BRIDGEPOINTE MASTER FUND, LTD on a $1,000,000 convertible note issued to the Company. on January 5, 2007.

On July 25, 2007, the Comppany issued 50,000 shares as payment in kind for fees related to a factoring commitment to BLX, Funding.

On July 25, 2007, the Company issued 25,000 shares of its common stock and 25,000 warrants exercisable at $1.00 per share to Mark Basile, the Company’s Chief Executive Officer as consideration for providing the Company a loan in the amount of $25,000.

On July 25, 2007, the Company issued 150,000 shares of its common stock and 150,000 warrants exercisable at $1.00 per share to Mark Basile as consideration for Mr. Basile providing the Company his personal guarantee in connection with the opening of an escrow agreement in the amount of $750,000.

On August 1, 2007, the Company issued 8,365 shares of its common stock to A2E Technologies as payment of $9,535.75 due A2E Technologies pursuant to a Service Level Agreement dated March 16, 2007.

On August 15, 2007, the Company issued 150,000 shares of its common stock to Linden Growth Partners L.P. upon the exercise of a like number of warrants exercisable at $0.10 per share.

On August 15, 2007, the Company issued 225,000 shares of its common stock to Linden Growth Partners Master Fund L.P. upon the exercise of a like number of warrants exercisable at $0.10 per share.

On August 16, 2007 the Company issued 22,269 shares of its common stock to Osher Capital Partners LLC upon the cashless exercise of 25,000 warrants exercisable at $0.10 per share.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

d) Not Applicable

Item 3.: Defaults upon Senior Securities

None

Item 4.: Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

On August 15, 2007 the Company notified holders of 375,000 Series B Warrants that it has elected to redeem those warrants and to pay such holders $.12 per warrant. Pursuant to the terms of the Series B Warrants the Company has provided the holders 10 days written notice of its intent to redeem said Series B Warrants. The Company has fixed the redemption date of August 15, 2007. The holders who received notice must return the Series B Warrants by August 25, 2007 to receive payment. The Company does intend to allow such holders the right to exercise these warrants until August 25, 2007.

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

Dated: August 20, 2007	BIOMETRX, INC.

	By:	/s/ Mark Basile
Mark Basile Chief Executive Officer

By:	/s/ J. Richard Iler
J. Richard Iler Chief Financial Officer