Form 10QSB
period 2007-09-30
BioMETRX
filed 2007-11-14
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2007	Commission File No. 0-15807

BIOMETRX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	31-1190725
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 North Broadway, Suite 204, Jericho, NY	11753
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:	(516) 937-2828

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

Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of November 12, 2007 was 14,401,715

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5-6

Notes to the Condensed Consolidated Financial Statements	7-13

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$23,218
Restricted Cash	630,025
Deposit on Inventory	1,800
Inventory	1,117,291
Prepaid Expenses	28,748
Deferred Finance Costs	84,279
Total Current Assets	1,885,361

Property and Equipment, net	149,246

Other Assets:
Security Deposit	17,045
Patents	864,500
Total Other Assets	881,545

TOTAL ASSETS	$2,916,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
8% Convertible Notes, net of unamortized discounts of $850,196	$998,804
Convertible Forbearance Notes, net of unamortized discounts of $193,719	193,719
Notes Payable - Related Parties	400,000
Notes Payable - Other	1,550,000
Accounts Payable	1,296,001
Accrued Taxes	236,397
Accrued Interest	134,759
Accrued Payroll	3,744
Customer Deposits	28,600
Total Current Liabilities	4,842,024

Long-Term Liabilities:	-

TOTAL LIABILITIES	4,842,024

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized
no shares issued and outstanding	-
Common Stock, $.001 par value; 25,000,000 shares authorized
13,982,821 shares issued and outstanding	13,983
Additional Paid-In-Capital	31,375,351
Deferred Finance Costs	(754,914)
Deferred Compensation	(40,900)
Deficit Accumulated in the Development Stage	(32,519,392)

Total Stockholders' Deficit	(1,925,872)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,916,152

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For The Three	For The Three	For TheNine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues - net	$-	$-	$11,425	$-

Cost of Goods Sold	-	-	9,010	-

Gross Margin	-	-	2,415	-

Operating Expenses:

General and Administrative Expenses	645,743	1,528,678	3,159,825	10,271,895
Research and Development Expenses	7,974	19,622	231,974	662,066
Total Costs and Expenses	653,717	1,548,300	3,391,799	10,933,961

Loss before Other Income (Expense)	(653,717)	(1,548,300)	(3,389,384)	(10,933,961)

Other Income (Expense):
Interest Income	446	-	3,271	-
Interest Expense and Finance Costs	(1,530,922)	(370,662)	(4,535,748)	(455,107)
Unrealized Loss on Marketable Securities	-	(355)	-	(230)
Total Other Income (Expense)	(1,530,476)	(371,017)	(4,532,477)	(455,337)

Net Loss	(2,184,193)	(1,919,317)	(7,921,861)	(11,389,298)

Preferred Stock Dividend	-	-	-	(8,975)

Net Loss Allocated to Common Shareholders	$(2,184,193)	$(1,919,317)	$(7,921,861)	$(11,398,273)

Weighted Average Common Shares - Outstanding - Basic	12,225,340	7,992,266	10,309,041	7,262,684

Net Loss per Common Share (Basic)	$(0.18)	$(0.24)	$(0.77)	$(1.57)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Cash Flows from Operating Activities:
Net Loss	$(7,921,861)	$(11,389,298)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	2,123,873	8,586,693
Amortization of Deferred Finance Costs	3,521,897	413,784
Depreciation	6,262	864
Unrealized (Gain) Loss on Marketable Securities	-	230

Change in Operating Assets and Liabilities:
Decrease in Prepaid Expenses	7,316	-
(Increase) in Inventory	(693,438)	(507,881)
Decrease in Other Current Assets	-	54,732
Decrease in Deposits on Inventory	55,397	-
(Increase) in Security Deposits	-	(509)
(Increase) in Restricted Cash	(630,025)	66,427
Increase in Accounts Payable	712,527	512,008
Increase in Accrued Liabilities	363,783	69,362
Increase in Customer Deposits	28,600	-

Net Cash Used in Operating Activities	(2,425,669)	(2,193,588)

Cash Flows from Investing Activities:

Capital Expenditures	(63,694)	(60,166)
Purchases of Patents	(25,000)	-

Net Cash Used in Investing Activities	(88,694)	(60,166)

Cash Flows from Financing Activities:

Proceeds from Issuance of 8% Convertible Notes	1,500,000	950,000
Proceeds from Issuance of Notes Payable-Related Parties	400,000
Proceeds from Issuance of Notes Payable-Others	925,000	455,000
Proceeds from Issuance of Preferred Stock	-	650,000
Deferred Finance Costs - 8% Convertible Notes Payable	-	(107,500)
Repayments of Notes Payable - Others	(130,000)
Deferred Finance Costs - Note Payable - Related Parties	(255,000)
Proceeds from Issuances of Common Stock	82,500	372,000
Commissions Paid on Sales of Common Stock	-	(152,200)
Net Cash Provided by Financing Activities	2,522,500	2,167,300

Net Increase (Decrease) in Cash	8,137	(86,454)

Cash, Beginning	15,081	184,116

Cash, Ending	$23,218	$97,662

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$32,953	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information:

Non Cash Investing and Financing Activities:

Common Stock Issued as Commissions on Sale of Common Stock	$-	$656,489

Accrued Commissions on Sales of Common Stock	$-	$431,706

Common Stock Issued for the Purchase of Patents	$664,500	$-

Issuance of Common Stock as payment for Accrued Officers' Salaries	$-	$108,402

Issuance of Common Stock as payment for Deferred Finance Costs	$613,675	$2,248,354

Issuance of Common Stock Warrants as payment for Deferred Finance Costs	$393,325	$182,716

Issuance of Common Stock Warrants as payment for Deferred Compensation	$81,800	$-

Beneficial Conversion Feature of 8% Convertible Notes Payable	$1,500,000	$-

Cashless Exercise of Stock Options - Related Party	$299,750	$250,000

Accrued Deferred Finance Costs	$-	$67,948

Application of Loans Receivable-Officer Against Accrued Compensation	$-	$201,598

Preferred Stock Dividend	$-	$8,975

Issuance of Common Stock for Stock Based Compensation	$655,500	$1,726,000

Issuance of Common Stock as Payment of Accounts Payable	$41,650	$-

Issuance of Common Stock for Services	$652,175	$-

Issuance of Common Stock as payment on Notes Payable-Others	$55,000	$-

Issuance of Common Stock on Conversion of 8% Convertible Notes Payable	$850,000	$-

Issuance of Common Stock as Penalty Shares for Non-Registration	$-	$558,000

Issuance of Common Stock to pay Notes Payable-Others and Accrued Interest	$116,560	$-

Issuance of Common Stock as payment for Accrued Interest Payable	$32,500	$-

Issuance of Common Stock Warrants as payment for Accrued Interest Payable	$29,060	$-

Issuance of Common Stock for Prepaid Expenses	$18,900	$-

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

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

The Company has incurred a net operating loss of $7,896,686 for the nine months ended September 30, 2007 and has a working capital deficit of $2,956,663 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the quarter ended June 30, 2007 the Company exited the development stage as their principal operations have commenced.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

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

Note 3 - Property and Equipment

Property and equipment at September 30, 2007 consist of the following:

Office Equipment	$88,552
Tooling and Dies	70,955
159,507
Less: Accumulated Depreciation	10,261
$149,246

Depreciation expense was $6,309 and $2,178 for the nine months ended September 30, 2007 and 2006, respectively.

Note 4 - Loss Per Share

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effective potentially dilutive securities (warrants-7,533,995, convertible debt-3,382,437 at September 30, 2007 and warrants-5,284,245, convertible debt-2,055,000 at September 30, 2006) are anti-dilutive.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 5 - Patent

On August 20, 2007 the Company executed an assignment of intellectual property rights technology purchase agreement, whereby the Company acquired a patent for a biometric padlock. The Company paid consideration of $100,000 cash and 100,000 shares of common stock valued at $100,000. The cost of this patent will be amortized over the remaining life of the patent which is approximately 13 years. The Company also agreed to pay a royalty of $.37 per unit sold using the intellectual property until the expiration date of the patent which is approximately July 2021.

Note 6 - Notes Payable

Notes payable at September 30, 2007 consist of the following:

Notes payable to private investors; bearing interest at varying rates from
10% to 24.99% per annum and due May 15, 2008 and July 12, 2008.	$1,550,000

On August 27, 2007 the Company issued two Convertible Notes each in the principal amount of $400,000 (the “Notes”) to Jane Petri and Joseph Panico. The Notes were issued in consideration of new loans from the Lenders in the principal amount of $87,500 each and the rollover and retirement of previously issued notes to each Lender in the principal amount of $312,500. In consideration of providing the new loan, the Company issued to each Lender 87,500 shares of its common stock, 87,500 common stock purchase warrants (the “Warrants”). The Company also amended warrants that were previously issued to the Lenders between September 2006 and November 2006 so as to extend the exercise date of these warrants to August 27, 2011 and amended an aggregate of 125,000 warrants that were issued to the Lenders in December 2006 so as to reduce the exercise price of these warrants from $3.00 to $1.00 and extend the exercise date of these warrants to August 27, 2011. In addition, the Company issued each Lender 57,500 additional Warrants for failing to pay off the old notes held by the Lenders which became due in March 2007.

The Notes mature on May 27, 2008. The Notes bear interest at the rate of 10%, with the first interest payment due four (4) months from the date the Note is issued. The Lenders have the option to accept a prepayment of interest in shares of the Company’s common stock based on the market value of the Company’s common stock as defined in the Note. The Notes are convertible at the Option of the Lenders into the Company’s common stock at the rate of $1.00 per share.

Each Warrant entitles the Lender to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fourth anniversary of the issuance date. The Company may redeem the Warrants at a call premium equal to 120% of the exercise price of the Warrants in effect on such redemption date, provided however, that the Company provides the Lenders with ten (10) days prior written notice of the Company’s election to redeem all or a portion of the Warrants. The Warrants contain provisions that protect the Lenders against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

As collateral for providing the loan the Company entered into a Pledge and Escrow Agreement, whereby the Company through its wholly owned subsidiary bioMETRX Technologies, Inc., pledged 500,000 shares of the Company’s common stock, such shares will be deposited into escrow with the Lenders counsel.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 6 - Notes Payable (Continued)

In addition, as part of the transaction, the Company entered into a piggy-back registration rights agreement with both Lenders. Under the registration rights agreement the Company agreed to register no later than April 15, 2008 all shares and underlying securities owned by the Lenders when it files its next registration statement with the SEC.

The Company also entered into a Royalty Agreement, whereby the Company agreed to pay the Lenders $0.13 on each biometric padlock sold, licensed, sublicensed or otherwise distributed for cash utilizing the technology contained in a specific Patent. The term of this agreement continues for the life of the patent or until August 31, 2017, whichever is later.

On July 12, 2007, the Company entered into several agreements with Alpha Capital Anstalt (“Alpha”) whereby Alpha lent the Company $750,000 to be held in escrow pending delivery of the Company’s garage door openers. The funds will be used to pay the manufacturer of the garage openers once they have been completed and inspected for shipment to fulfill certain outstanding customer purchase orders.

In connection with the transaction the Company executed a $750,000 secured promissory note (“Note”). The Note bears interest at the rate of 24.99% per annum, payable on the first day of each month and on the maturity date of the Note matures fifteen (15) days following the release of funds from the escrow account to any person other than the holder. The Note may be prepaid all or any portion of the Note without penalty or premium.

In addition to the Note, the Company and each of its subsidiaries entered into Security Agreements with Alpha whereby each entity pledged all their assets to secure the Note. The Company issued Alpha a warrant (“Warrant”) to purchase 375,000 shares of the Company’s common stock at an exercise price of $1 per share. The warrant is exercisable for a period of five (5) years.

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

Note 7 - Notes Payable - Related Parties

Notes payable - related parties at September, 2007 consist of the following:

Notes payable to various officer and directors; bearing interest at 12-18%
per annum and are due as follows:

November 2007	$50,000
December 2007	195,000
January 2008	25,000
April 2008	130,000
$400,000

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 8 - Convertible Notes

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 8 - Convertible Notes (Continued)

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended September 30, 2007 was $210,249, and this amortization is recorded as interest expense.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 8 - Convertible Notes (Continued)

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended September 30, 2007 was $228,505, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 8 - Convertible Notes (Continued)

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended September 30, 2007 was $64,573.

During the three months ended September 30, 2007 noteholders converted $469,500 of notes and $28,323 of interest into 497,823 shares of common stock.

Note 9 - Stockholders’ Deficit

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 9 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 9 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

On April 24, 2007, the Company issued 140,000 shares of its common stock valued at $252,000 and 140,000 warrants exercisable at $1.00 per share expiring in five years to Mark Basile, the Company’s President and CEO as consideration for providing the Company a loan in the amount of $140,000.

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

On June 11, 2007, the Company received notification from Nite Capital to convert $100,000 of its convertible note into 100,000 shares of common stock. Nite Capital also notified the Company of its intent to exercise 75,000 Series B warrants exercisable at $.10. The company received $7,500 from proceeds from this exercise.

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

On June 18, 2007, the Company issued 20,000 shares valued at $32,000 to an independent certified public accountant as consideration for accounting services in connection to the Company’s upgrading its accounting system and electronic data interchange.

On June 18, 2007, the Company issued 75,000 shares of its common stock valued at $120,000 and 75,000 warrants exercisable at $1 per share to The Naples Trust, of which the Company’s Chief Executive Officer is a related party as consideration for proving the Company a loan in the amount of $75,000.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 9 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

On July 13, 2007, the Company issued Nite Capital 75,000 shares of its common stock upon the exercise of warrants at $0.10 per share.

On July 24th, 2007, the Company issued 20,222 shares of common stock as payment in kind for interest payment due to Bridgepointe Master Fund, Ltd. on a $1,000,000 convertible note issued to the Company. on January 5, 2007.

On July 25th, 2007, the Company issued 50,000 shares of common stock as payment in kind for fees related to a factoring commitment to BLX, Funding.

On July 25th, 2007, the Company issued 25,000 shares of its common stock and 25,000 warrants exercisable at $1.00 per share to Mark Basile, the Company’s Chief Executive Officer as consideration for providing the Company a loan in the amount of $25,000.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 9 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On July 25th, 2007, the Company issued 150,000 shares of its common stock to Mark Basile as consideration for Mr. Basile providing the Company his personal guarantee in connection with the opening of an escrow agreement in the amount of $750,000.

On August 1, 2007, the Company issued 8,365 of its common stock to A2E Technologies as payment of $9,535.75 due A2E Technologies pursuant to a Service Level Agreement dated March 16, 2007.

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

On August 24, 2007 the Company issued 178,152 shares of its common stock to Alpha Capital AG upon the cashless conversion of 200,000 warrants exercisable at $0.10 per share.

On August 30, 2007 the Company issued 87,500 shares of its common stock and 87,500 warrants exercisable at $1.00 each to Joe Panico and Jane Petri respectively as an inducement to renew with an extension to maturity to May 15th, 2008 and increase a loan to the Company in the amount of $800,000.

On August 31, 2007 the Company issued 62,500 shares of its common stock upon the exercise of 62,500 warrants exercisable at $0.10 to Lighthouse Capital Insurance Company.

On August 31, 2007 the Company issued 62,500 shares of its common stock upon the exercise of 62,500 warrants exercisable at $0.10 to Peter Thomson.

On September 7, 2007, the Company issued to Bridgepointe Master Fund, Ltd. 435,342 shares of its common stock upon the cashless exercise of 500,000 warrants exercisable at $0.10 per share.

On September 7, 2007, the Company issued 6,647 shares as payment in kind for interest payment due to Bridgepointe Master Fund, Ltd. on a $1,000,000 convertible note issued to the Company. on January 5, 2007.

On September 11, 2007, the Company issued an aggregate of 50,000 shares of its common stock to Bridgepointe Master Fund, Ltd. upon the conversion of $50,000 principal amount of a convertible note issued to Bridgepointe Master Fund, Ltd. in that amount. The convertible note converted into the Company’s common stock at $1.00 per share

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 9 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On September 12, 2007, the Company issued an aggregate of 81,193 shares of its common stock to Whalehaven Capital Fund Limited upon the conversion of $81,193 of principal and interest amount of a convertible note issued to Whalehaven Capital Fund Ltd. The convertible note converted into the Company’s common stock at $1.00 per share.

On September 12, 2007 the Company issued 250,000 shares of its common stock upon the exercise of 250,000 warrants exercisable at $0.10 to Whalehaven Capital Fund, Ltd.

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

Stock option share activity and weighted average exercise price under these plans for the six months ended September 30, 2007 are as follows:

	2007		2006
2005 Equity Incentive Plan	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	287,500	$1.65	375,000	$2.00
Options Granted	-	-	350,000	$1.00
Options Exercised	(100,000)	1.00	(250,000)	$1.00
Balance - September 30, 2007	187,500	$2.00	475,000	$1.79

	2007		2006
Other Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	2,150,000	$2.66	25,000	$.40
Options Granted 2007	-	-	1,600,000	$.2.66
Options Exercised 2007	(550,000)	0.75	(25,000)	$.40
Balance - September 30,	1,600,000	$2.00	1,600,000	$2.66

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 9 - Stockholders’ Deficit (Continued)

The following table summarized information about stock options at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price

$1.00 - $1.99	600,000	3.95	$1.28	600,000	$1.28
$2.00	250,000	2.75	$2.00	250,000	$2.00
$3.00	250,000	2.75	$3.00	250,000	$3.00
$4.00	250,000	2.75	$4.00	250,000	$4.00
$5.00	250,000	2.75	$5.00	250,000	$5.00

$1.00 - $5.00	1,600,000	3.20	$2.67	1,600,000	$2.67

Warrants

	2007		2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance - January 1,	3,626,495-	$1.17-	475,495	$2.62
Warrants Granted	3,670,000	0.70	3,015,000	1.20
Warrants Exercised	(1,550,000)	0.10	(281,250)	.80
Balance - September 30,	5,746,495	$1.16	3,209,245	$1.30

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 9 - Stockholders’ Deficit (Continued)

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contracted Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .01-.99	43,250	4.06	$.06	43,250	$ .06

$1.00-1.99	5,289,000	4.07	$1.04	5,289,000	$ 1.04

$2.00-2.99	235,198	4.01	$2.13	235,198	$ 2.13

$3.00-3.99	52,698	2.75	$3.40	52,698	$ 3.40

$4.00	126,349	3.24	$4.00	126,349	$ 4.00

5,746,495	4.02	$1.16	5,746,495	$ 1.16

Note 10 - Commitments and Contingencies

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
$284,698

Rent expense under the office leases was approximately $96,000 and $79,000 for the nine months ended September 30, 2007 and 2006, respectively.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 10 - Commitments and Contingencies (Continued)

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

Note 11- Subsequent Events
Common Stock

On July 6, 2007, Bridgepointe Master Fund, Ltd. converted $50,000 of its convertible note into 50,000 shares of common stock.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STSTEMENTS

Note 11- Subsequent Events (Continued)

Common Stock (Continued)

On July 24, 2007, the Company issued 20,222 shares of common stock for interest due to Bridgepointe Master Fund, Ltd. on a $1,000,000 convertible note issued to the Company. On January 5, 2007.

During July 2007, the Company issued 50,000 shares as payment for fees related to a factoring commitment to BLX, Funding.

On July 25, 2007, the Company issued 25,000 shares of its common stock and 25,000 warrants exercisable at $1.00 per share to Mark Basile, the Company’s Chief Executive Officer as consideration for providing the Company a loan in the amount of $25,000.

On July 25, 2007, the Company issued 150,000 shares of its common stock to Mark Basile as consideration for Mr. Basile providing the Company his personal guarantee in connection with the opening of an escrow agreement in the amount of $750,000.

On August 1, 2007, the Company issued 8,365 shares of its common stock to A2E Technologies as payment of $9,535.75 due A2E Technologies pursuant to a Service Level Agreement dated March 16, 2007.

On October 10, 2007, the Company issued 16,823 shares of common stock to Whalehaven Capital Fund Limited pursuant to the conversion of $16,448 in principal of it’s Convertible Note and $375 of accrued interest.

On October 11, 2007, the Company issued 218,500 restricted shares to various employees of the Company of which 150,000 restricted shares were issued to officers of the Company.

On October 15, 2007 the Company issued 100,000 restricted shares of common stock in aggregate to Richard Quintana and Michael Niccole pursuant to the Companies acquisition of a patent.

On October 17, 2007 the Company issued 10,000 restricted shares of common stock to it legal counsel Sommer and Schneider for legal services rendered on behalf of the Company.

On November 6th, 2007 the Company issued 114,545 restricted shares of common stock pursuant to the cashless exercise of 150,000 warrants exercisable at $.10.

On November 6, 2007 the Company issued 20,000 restricted shares of common stock to its legal counsel, Sommer and Schneider for legal services rendered on behalf of the Company.

On November 6, 2007 the Company issued 150,000 restricted shares of common stock each respectively to Board members, Mark Basile, Lorraine Yarde and Richard Iler as consideration for services rendered in the performance of their duties as directors of the Company.

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

The home security industry consists of garage door manufacturers, key and lock manufacturers and central station alarm monitoring companies, representing a $25 billion global market. bioMETRX develops market-specific products in this area which are being sold through retailers, dealers and directly to consumers in the United States. The Company’s first product, the garage door opener, also known as the SmartTOUCH™ GDO, available at Home Depot stores.

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

At this point we cannot offer a specific date or assurances that the release of these other products will result in any meaningful revenues, but the Company continues to develop and engineer new products that it expects to add to its product line over the next 24 months.

bioMETRX, to date, has introduced its products and services commercially and is considered an entry level market vendor of consumer-based biometric products. bioMETRX has limited assets, significant liabilities and limited business operations, though it has realized meaningful revenues from its initial product, the Company continues to realize losses from operations and has no assurances that further revenues from this initial product will create positive cashflow to support operations.

Management’s plan of operations for the next twelve months is to raise additional capital, complete further development of its product line and continue marketing the Company’s products and services through its disparate distribution channels. The Company has recently executed a licensing agreement as well as a co-marketing/co-development agreement with MasterLock™ for its garage door opener and other products whereby the garage door opener will be marketed under the MasterLock™ brand and the companies will jointly undertake development of new products. The Company expects it will require $8,000,000 - $10,000,000 over the next 12 months to accomplish these goals, though it is anticipated that this will incrementally be raised in stages,and expects to be financed by the private sale of its securities and lines of credit with commercial banks for continuous manufacturing output of its products.. Home Depot has increased its unit orders to above 20,600 and the Company has received a further order of 5,000 units for its garage door opener from MasterLOCK. The Company has shipped its initial products to the Home Depot and will realize revenues of nearly $1,500,000 during the fourth quarter. The Company has received funding by one of its institutional investors for advance purchase of components in the amount of $750,000. Further as the Company replenishes orders and maintain inventories, it will require additional financing until it is internally generating positive cash flow. There are no firm commitments on anyone’s part to invest in the Company and if it is unable to obtain financing through the sale of its securities or other financing, the Company’s products and services may never be commercially sold. The Company’s balance sheet continues to reflect negative shareholder equity, though it has been reduced through the conversion of debt to equity. For the foreseeable year, the Company will be solely reliant on the attraction of additional equity in order for it to reflect shareholder equity unless revenues should exceed expectations for the current market ready products or other products planned for release during this fiscal year 2007.  Should the Company prevail in its efforts to attract capital and fulfill its delivery requirements of its initial orders, it will require strict budget adherence in order to manage the many demands for capital.

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

During the quarter ended March 31, 2006 we received initial purchase orders for the smartTOUCH™ Garage Door Opener and purchase orders were subsequently modified in January 2007 in the amount of 17,340 units from The Home Depot. The Home Depot has also contracted to purchase a minimum quantity per annum from the company. The Company has been suffering from undercapitalization which has caused substantial delays in manufacturing this product in the quantities needed to fulfill orders. A recent re-issuance of the purchase order has increased the order to 20,464 units and allows for early fall delivery which has substantially been fulfilled and further deliveries are forthcoming. Management has secured some manufacturing financing facilities with a prior investor in the Company, and is continuing its efforts to further secure additional financing to keep up with the demand for the product.

As a result of its exclusive co-marketing agreement with MasterLock™, the GDO will be marketed under the co-brand name MasterLock™ smartTOUCH™ which the Company expects to accelerate product sell-through.

To date, in addition to the retail orders, the Company has received approximately 1,600 direct consumer on-line orders for the GDO unit and has shipped a portion of these orders to customers in the last 60 days representing nearly $50,000 in revenues.

We have initiated large scale manufacturing of the garage door opener with a third party contract manufacturer located in the United States with manufacturing operations in China. An existing investor has provided financing that assures the manufacturer of payment upon delivery and the Company is in discussions with other investors, as well as more conventional financing groups, to finance future purchase orders and set up credit facilities to provide funding for continuing manufacturing volumes based upon current demand for the product. However, the Company cannot guarantee that any financing will be secured. The Company has also established limited credit facilities with our major component suppliers.

The Company has also acquired a patent protecting the biometric security application of an electronic thermostat and biometric application to a padlock.

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

Results of Operations

For the three months ended September 30, 2007 and 2006

For quarter ended September 30, 2007, bioMetrx did not generate any revenues. During the quarter ended September 30, 2007, bioMetrx had net losses before other income (expense) totaling $ 653,717. For the quarter ending September 30, 2007, bioMetrx’ general and administrative expenses totaled $ 645,743  or 98.8% of total expenses, while for the three months ended September 30, 2006 general and administrative expenses totaled $ 1,528,678 or 98.7 % of total expenses. For quarter ended September 30, 2007, bioMetrx incurred stock-based compensation of $105,436 or 16.1% of expenses, as compared to $283,701 or 15.3% of expenses during the three months ended September 30, 2006. Research and development costs were $ 7,974 or 1.2 % of total expenses incurred in the period for quarter ending September 30, 2007, while research and development costs during the three months ended September 30, 2006 totaled $ 19,622 or 1.3% of total expenses.

For the nine months ended September 30, 2007 and 2006

During the nine months ended September 30, 2007, the Company generated a nominal $11,425 in revenues. However, beginning October 1, 2007, the Company began shipping orders of its GDO to The Home Depot and directly to customers from on-line orders, the Company expects to generate approximately $1,450,000 in revenues from these shipments.

During the nine months ended September 30, 2007, net losses before other income (expense) totaled $ 3,389,384.. For the nine months ending September 30, 2007, bioMETRX’ general and administrative expenses totaled $3,159,825, or 93.2 % of total operating expenses. During the same nine month period in 2006, general and administrative expenses totaled $10,271,895,or 93.9 % of total operating expenses. The decrease was mostly attributable to an decrease in professional expenses relating to general corporate matters. For the nine months ending September 30, 2007 we incurred salaries of $715,905 or 21.1% of total operating expenses as compared to the nine months ended September 30, 2006 of $786,333 or 7.2% of total operating expenses.

For the nine months ending September 30, 2007, interest expense and finance costs were $4,535,748 as compared to $455,107 for the nine months ending September 30, 2006.

Research and development expenses for the nine months ending September 30, 2007 was $ 231,974 compared to $ 662,066 for the same period in 2006.

Liquidity and Capital Resources

As of September 30, 2007 bioMETRX had total assets of $2,916,152 and total current assets of $ 1,885,361. At September 30, 2007 bioMETRX had total liabilities of $4,842,024 and total current liabilities of $4,842,024 bioMETRX’s had negative working capital at September 30, 2007 of $2,956,663 and an equity deficit of $1,925,872. Because of these factors, the Company’s ability to continue to operate and its future remains in question as a going concern unless additional capital is contributed or until such time as it generates revenues and become cash flow positive.

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

As a condition to closing, the Company obtained consents and waivers from the investors of its private placement of $1,600,000 principal amount of Convertible Notes (“Notes”) issued on June 29, 2006, pursuant to which each of the prior investors agreed to waive any and all existing defaults relating to the Notes and agreed to forebear from exercising any rights accruing upon default until September 30,2007. In connection therewith, the Company issued to the investors Convertible Notes (“Forbearance Notes”) in the aggregate principal amount of $387,437.39, representing liquidated damages due under the Notes. The Forbearance Notes are convertible into the Company’s common stock at $1.00 per share.

On January 17, 2007, the Company entered into several agreements with BLX Funding LLC (“BLX”) whereby BLX will purchase the Company’s accounts receivable in factoring transactions.

Pursuant to the agreements, BLX will purchase accounts receivables from the Company and varying discounts from the face value of the individual accounts receivable dependent upon the age of the receivable. The discounts range from 2.5% for receivables 30 days or less to 15% for receivables that are older than 90 days. BLX will advance to the Company 80% of the face amount of each of the accounts receivable it elects to purchase. To date, BLX has advanced $786,268.00.

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

On August 27, 2007 the Company issued two Convertible Notes each in the principal amount of $400,000 (the “Notes”) to Jane Petri and Joseph Panico. The Notes were issued in consideration of new loans from the Lenders in the principal amount of $87,500 each and the rollover and retirement of previously issued notes to each Lender in the principal amount of $312,500. In consideration of providing the new loan, the Company issued to each Lender 87,500 shares of its common stock, 87,500 common stock purchase warrants (the “Warrants”). The Company also amended warrants that were previously issued to the Lenders between September 2006 and November 2006 so as to extend the exercise date of these warrants to August 27, 2011 and amended an aggregate of 125,000 warrants that were issued to the Lenders in December 2006 so as to reduce the exercise price of these warrants from $3.00 to $1.00 and extend the exercise date of these warrants to August 27, 2011. In addition, the Company issued each Lender 57,500 additional Warrants for failing to pay off the old notes held by the Lenders which became due in March 2007.

The Notes mature on May 27, 2008. The Notes bear interest at the rate of 10%, with the first interest payment due four (4) months from the date the Note is issued. The Lenders have the option to accept a prepayment of interest in shares of the Company’s common stock based on the market value of the Company’s common stock as defined in the Note. The Notes are convertible at the Option of the Lenders into the Company’s common stock at the rate of $1.00 per share.

Each Warrant entitles the Lender to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fourth anniversary of the issuance date. The Company may redeem the Warrants at a call premium equal to 120% of the exercise price of the Warrants in effect in such redemption date, provided however, that the Company provides the Lenders with ten (10) days prior written notice of the Company’s election to redeem all or a portion of the Warrants. The Warrants contain provisions that protect the Lenders against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

As collateral for providing the loan the Company entered into a Pledge and Escrow Agreement, whereby the Company through its wholly owned subsidiary bioMETRX Technologies, Inc., pledged 500,000 shares of the Company’s common stock, such shares will be deposited into escrow with the Lenders counsel.

In addition, as part of the transaction, the Company entered into a piggy-back registration rights agreement with both Lenders. Under the registration rights agreement the Company agreed to register no later than April 15, 2008 all shares and underlying securities owned by the Lenders when it files its next registration statement with the SEC.

Lastly, the Company entered into a Royalty Agreement, whereby the Company agreed to pay the Lenders $0.13 on each biometric padlock sold, licensed, sublicensed or otherwise distributed for cash utilizing the technology contained in Patent # 7,043,060. The term of this agreement continue for the life of the patent or until August 31, 2017, whichever is later.

bioMETRX is dependent on raising additional funding necessary to implement its business plan. bioMETRX’ auditors have issued a “going concern” opinion on the financial statement for the year ended December 31, 2006, indicating bioMETRX is in the early commercial stage of operations, has a working capital and net equity deficiency. These factors raise substantial doubt in bioMETRX’ ability to continue as a going concern. If bioMETRX is unable to raise the funds necessary or if revenues are insufficient to complete the development of its products and fund its operations, it is unlikely that bioMETRX will remain as a viable going concern.

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

SFAS 153 is effective for non-monetary exchanges entered into in fiscal years beginning after September 15, 2005. The Company does not routinely enter into exchanges that could be considered non-monetary; accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

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

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of September 30, 2006 and as of September 30,2007.

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

On July 13, 2007, the Company issued 50,000 shares of its common stock to Alpha Capital AG. upon the conversion of $25,000 principal amount of a convertible note issued to Alpha Capital in the aggregate principal amount of $400,000. The convertible note converts into the Company’s common stock at $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On July 13, 2007, the Company issued Nite Capital 75,000 shares of its common stock issuable upon the exercise of a like number of warrants exercisable at $0.10 per share.

On July 24th, 2007, the Company issued 20,222 shares as payment in kind for interest payment due to BRIDGEPOINTE MASTER FUND, LTD on a $1,000,000 convertible note issued to the Company. on January 5, 2007.

On July 25th, 2007, the Company issued 50,000 shares as payment in kind for fees related to a factoring commitment to BLX, Funding.

On July 25th, 2007, the Company issued 25,000 shares of its common stock and 25,000 warrants exercisable at $1.00 per share to Mark Basile, the Company’s Chief Executive Officer as consideration for providing the Company a loan in the amount of $25,000.

On July 25th, 2007, the Company issued 150,000 shares of its common stock to Mark Basile as consideration for Mr. Basile providing the Company his personal guarantee in connection with the opening of an escrow agreement in the amount of $750,000.

On August 1, 2007, the Company issued 8,365 of its common stock to A2E Technologies as payment of $9,535.75 due A2E Technologies pursuant to a Service Level Agreement dated March 16, 2007.

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

On August 24, 2007 the Company issued 178,152 shares of its common stock to Alpha Capital AG upon the cashless conversion of 200,000 warrants exercisable at $0.10 per share.

On August 30, 2007 the Company issued 87,500 shares of its common stock and 87,500 warrants exercisable at $1.00 each to Joe Panico and Jane Petri respectively as an inducement to renew with an extension to maturity to May 15th, 2008 and increase a loan to the Company in the amount of $800,000.

On August 31, 2007 the Company issued 62,500 shares of its common stock upon the exercise of 62,500 warrants exercisable at $0.10 to Lighthouse Capital Insurance Company.

On August 31, 2007 the Company issued 62,500 shares of its common stock upon the exercise of 62,500 warrants exercisable at $0.10 to Peter Thomson.

On September 7th, 2007, the Company issued 435,342 shares of its common stock upon the cashless exercise of 500,000 warrants exercisable at $0.10 per share to Bridgepointe Master Fund, Ltd.

On September 7th, 2007, the Company issued 6,647 shares as payment in kind for interest payment due to Bridgepointe Master Fund, Ltd. on a $1,000,000 convertible note issued by the Company on January 5, 2007. These shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On September 11th, 2007, the Company issued an aggregate of 50,000 shares of its common stock to Bridgepointe Master Fund, Ltd. upon the conversion of $50,000 principal amount of a convertible note issued to Bridgepointe Master Fund, Ltd.. The convertible note is convertible into the Company’s common stock at the rate of $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On September 12th, 2007, the Company issued an aggregate of 81,193 shares of its common stock to Whalehaven Capital Fund Limited upon the conversion of $81,193 of principal and interest due under a convertible note issued to Whalehaven Capital Fund Ltd. The convertible note is convertible into the Company’s common stock at the rate of $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On September 12th, 2007 the Company issued 250,000 shares of its common stock upon the exercise of 250,000 warrants exercisable at $0.10 to Whalehaven Capital Fund, Ltd.

On September 27th, 2007, the Company issued an aggregate of 14,761 shares of its common stock to Whalehaven Capital Fund Limited upon the conversion of $14,761 of principal and interest due under a convertible note issued to Whalehaven Capital Fund Ltd. The convertible note is convertible into the Company’s common stock at the rate of $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On October 10, 2007, the Company issued 16,823 shares of its common stock to Whalehaven Capital Fund Ltd. upon the conversion of $16,823 of principal and interest due under a convertible note issued to Whalehaven Capital Fund Ltd. The convertible note is convertible into the Company’s common stock at the rate of $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On October 11, 2007, the Company issued an aggregate of 218,500 shares of its common stock to employees and executive officers including 50,000 shares each to Mark Basile, the Company’s CEO, Lorraine Yarde, the Company’s COO and J. Richard Iler the Company’s CFO.

On October 15, 2007, the Company issued an aggregate of 100,000 shares of its common stock to Richard Quintana (50,000 shares) and Michael Niccole (50,000) in connection with the acquisition of a Patent.

On October 17, 2007, the Company issued 10,000 shares of its common stock to the partners of Sommer & Schneider LLP, the Company’s securities counsel as partial payment of legal services rendered to the Company.

On November 6, 2007, the Company issued 114,545 shares of its common stock to Mark Basile, the Company’s CEO upon the cashless exercise of 140,000 warrants, exercisable at $.10 per share.

On November 6, 2007, the Company issued 20,000 shares of its common stock to the partners of Sommer & Schneider LLP.

On November 6, 2007, the Company issued an aggregate of 150,000 shares of its common stock to the members of its board of directors Mark Basile (50,000) Lorraine Yarde (50,000) and J. Richard Iler (50,000) as consideration for services rendered in the performance of their duties as directors of the Company.

Unless otherwise indicated, the securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

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

Dated: November 14, 2007	BIOMETRX, INC.

	By:	/s/ Mark Basile
Mark Basile
Chief Executive Officer

By:	/s/ J. Richard Iler
J. Richard Iler
Chief Financial Officer