Form 10KSB
period 2007-12-31
BioMETRX
filed 2008-04-16
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 0-15807

BIOMETRX, INC.
(Name of small business issuer in its charter)

DELAWARE	31-1190725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Broadway, Suite 204, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

(516) 937-2828
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	___________________________________

___________________________________	___________________________________

Securities registered under Section 12 (g) of the Exchange Act:

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
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $1,476,000

The aggregate market value of the Company’s common stock held by non-affiliates was approximately $2,154,128 based upon the average bid and asked price of $0.20 as reported by the OTC Bulletin Board as of April 2, 2008.

The Company has 19,280,510 shares of common stock outstanding, as of April 2, 2008

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

ITEM 1. DESCRIPTION OF BUSINESS.

The Company, through its wholly owned subsidiaries, designs, develops, engineers and markets biometrics-based products for the consumer home security and consumer electronics markets.

BioMETRX is focused on developing simple-to-use, cost-effective, power-efficient, finger-activated, lifestyle products under the trade name smartTOUCH .Through several agreements in place with consumer security brand giant Master Lock, most of the Company’s products are co-branded Master Lock smartTOUCH. The Company’s product line includes biometrically enabled residential locks, central station alarm keypads, thermostats, garage/gate openers, mailboxes as well as kitchen, liquor and gun cabinets. Our products utilize finger recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

The consumer home security industry consists of garage door manufacturers, key and locks manufacturers and central station alarm monitoring companies, representing a $25 billion global market. bioMETRX develops market-specific products in these areas which are being sold through retailers, dealers and direct to consumers in the United States. In early October, the Company began fulfilling significant orders of its first product, the Garage Door Opener, also known as the Master Lock™ smartTOUCH GDO, and since initial delivery has received thousands of reorders.

The Company has also received and shipped against its initial order for its second product, a biometric USB Flash Drive. This product is also co-branded Master Lock smartTOUCH and the company has shipped 1,000 units of this product to Master Lock, to be used as demo and marketing pieces by their sales reps, to secure additional product orders through existing Master Lock sales channels.

The Company is the exclusive biometric provider to Master Lock Corporation, a wholly owned subsidiary of Fortune Brands, a New York Stock Exchange company, that owns and operates some of the most popular consumer home and hardware brands in the United States.

Through Master Lock, other similar OEM relationships and the Company’s own distribution channels, the Company expects increasing product offerings in 2008 and 2009, though it cannot offer specific guarantees as to the significance of the revenues that might be realized.

  bioMETRX, to date, has introduced its products and services commercially and is considered an entry level market vendor of consumer-based biometric products. bioMETRX has limited assets, significant liabilities and limited business operations, though it has realized initial meaningful revenues from its initial product, the Company continues to realize losses from operations and cannot provide assurances that further revenues from this initial product will create positive cash flow to support operations.

Intellectual Property

The Company currently owns four patents and has six patents pending, all of which incorporate the biometric design and/or architecture used within smartTOUCH products that have been, or are being developed. owns patents covering biometric garage door openers, thermostats, padlocks and security/retrieval of electronic medical records.

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

Manufacturing

We do not own any manufacturing facilities and have been negotiating with, and are now working with a third party contract manufacturer, RDI, Inc. (“RDI”), to manufacture our garage door opening units. RDI is located in the United States and has overseas capabilities which mitigate the production costs,. As the need arises, we plan to either contract additional contract manufacturers or license our technology to third party Original Equipment Manufacturers (“OEMs”) to incorporate into their products. Each decision will depend on customer demand, our available cash resources and our ability to access expertise at competitive rates

Marketing

The target markets for our home security and electronic products are consumer and home security OEMs. bioMETRX has established its own marketing initiatives by developing initial brand recognition for its smartTOUCH product line through retailers, development partner's, authorized dealers and these such OEMs..

The Company currently markets its products through three (3) distinct sales channels, (i) Retailers, (ii) partner distribution channels and (iii) direct to consumer sales. The Company has entered into a development and co-marketing agreement with Master Lock™ which allows the Company’s products to be sold and distributed under the co-brand Master Lock smartTOUCH, through Master Lock’s existing established channels, which includes almost every home improvement domestic and international retailer, a network of authorized Master Lock dealers, as well as specialty security hardware catalogues. .

The Company has been successful in its initial sale and delivery to over 1400 Home Depot stores throughout the United States. To date, the Company has delivered over 18,000 GDO units under the Master Lock smartTOUCH brand, and has experienced sell through and re-orders from individual Home Depot stores in excess of 5,000 units and $400,000..

The Company also offers its products through direct Internet sales on its website www.smarttouchstore.com. The Company’s online marketplace was necessitated through direct consumer inquiry after company products were featured on various television shows. The Company has generated over 1000 Internet orders to date.

The Company expects as Master Lock introduces our co-developed products to the various home improvement, hardware and consumer security markets, our co-branded products will be incorporated into much wider scale product marketing initiatives that are expected to result in accelerated revenue growth for our Company.

Competition

The markets for our products and solutions are somewhat competitive and are characterized by rapid technological change as a result of technical developments exploited by our competitors, the changing technical needs of our customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are competitively priced, have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. Based on the Company’s current financial situation there is a risk that we may not be able to make the technological advances necessary to compete successfully. Existing and new competitors may enter or expand their efforts into our markets, or develop new products to compete against ours. Our competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render our products obsolete.

Employees

As of December 31, 2007, the Company has 6 full time employees and no part time employees. The Company expects that it will hire at least 4 more key people over the next 6 months. We believe our employee relations are satisfactory.

ITEM 2. PROPERTIES

We operate our business in leased facilities. We occupy two offices with approximately 3,900 square feet in an office building in Jericho, New York. Our rent for this space is $9,100, plus utilities, per month. The Company’s lease for this space expires on January 31, 2010. The Company believes this space is adequate for its needs.

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

On March 7, 2007, the Company’s subsidiary, bioMETRX Technologies Inc. became the subject of a complaint filed by Frank Giannuzzi, the former Chief Financial Officer and Sante Santopadre, a former consultant with whom it had previously had severed its business relationship. The complaint was filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-004088). The plaintiffs allege damages arising from certain inducements which were relied upon to their detriment. The Company considers these allegations to be baseless and without merit and will continue to vigorously pursue damages in the course of its defense of this complaint and other previous acts of the plaintiffs and has initiated counterclaims for damages as a result of adverse actions by the individuals which have impaired the Company’s operations.

On March 10, 2008, the Company became the subject of a complaint entitled Arrow Electronics, Inc. v. bioMETRX Technologies, Inc. etal. The Complaint was filed in the Supreme Court of the State of New York County of Nassau (Index No. 08-4900). The complaint alleges breach of contract and the plaintiff is seeking damages of $194,139.15. The Company has requested an extension to answer the complaint. The Company intends to vigorously defend this action.

The Company is a defendant in a lawsuit entitled Worldwide Electronic Solutions, L.L.C. v. Biometrx, Inc. etal.. The action was filed in the Superior Court of the State of Arizona for the County of Maricopa (Index No. CV2007-023760). The complaint alleged breach of contract and sought damages of approximately $190,000, the Company did not answer the complaint in that it believes that the Court had no jurisdiction. The Plaintiff obtained a default judgment and has filed an Application for Entry of Default, the Company intends on filing a motion to vacate the Default Judgment and has been in negotiations with the Plaintiff to settle this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Information Statement (the “Information Statement”) was mailed on or about January 30, 2008 to the holders of record at the close of business on December 31, 2007, of the Common Stock of bioMETRX, Inc., a Delaware corporation (“bioMETRX” or the “Company”), in connection with action by written consent in lieu of a meeting to authorize and approve an amendment to our Certificate of Incorporation increasing the number of authorized shares of our Common Stock, from 25,000,000 to 100,000,000 shares

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

	2005
COMMON STOCK	High	Low
First quarter	$1.28	$0.60
Second quarter	$15.40	$0.60
Third quarter	$15.80	$2.20
Fourth quarter	$8.00	$2.40

	2006
COMMON STOCK	High	Low
First quarter	$6.80	$2.40
Second quarter	$3.75	$1.35
Third quarter	$1.80	$0.60
Fourth quarter	$2.95	$1.05

	2007
COMMON STOCK	High	Low
First quarter	$3.49	$1.80
Second quarter	$2.20	$1.05
Third quarter	$1.40	$0.56
Fourth quarter	$1.35	$0.42

All prices for fiscal 2005, 2006 and 2007 are split-adjusted to reflect a reverse 1:12 stock split which occurred on December 20, 2004 and also reflect a reverse 1:4 stock split which occurred March 14, 2006.

On April 2, 2008, the last sale price of our common stock reported by the OTCBB was $0.20 per share.
Shareholders

Records of our stock transfer agent indicate that as of April 2, 2008, we had 699 record holders of our common stock. The Company estimates there are nearly 500 holders of lots of 100 or more shares.  Since a significant number of our shares are held by financial institutions in “street name,” it is likely that we have significantly more stockholders than indicated above. We estimate that we have approximately 1,000 beneficial holders, including such shares held in “street name.” As of April 2, 2008 we had 19,280,510 outstanding shares of common stock.

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

The Notes mature 24 months from the closing. The Notes are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per share. The Notes are mandatorily convertible into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the daily volume for the same period exceeds 100,000 shares per day. The Company may redeem the Notes for 125% of the principal amount of the Note together with all accrued and unpaid interest provided that (i) an event of default has not occurred, and (ii) an effective registration statement covering the shares underlying the Note exists. As a result of the anti-dilution provisions contained in the Notes the conversion price has been adjusted several times, the lowest conversion price to date was approximately $.25 per share.

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

The Debentures mature on June 29, 2008. The Debentures are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per share. The Debentures are convertible at the option of the Company into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the shares underlying the Debentures are registered. The Company may redeem the Debentures for 125% of the principal amount of the Debenture together with all accrued and unpaid interest provided that (i) an event of default has not occurred, (ii) the price of the Company’s common stock exceeds $1.50 and (ii) an effective registration statement covering the shares underlying the Debentures exists. As a result of the anti-dilution provisions contained in the Debentures the conversion price has been adjusted several times, the lowest conversion price to date was approximately $.25 per share.

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

On June 26, 2007, the Company issued an aggregate of 300,000 shares of its common stock to Linden Growth Partners upon the conversion of $300,000 principal amount of a convertible note issued to Linden Growth Partners in that amount. The convertible note converted into the Company’s common stock at $1.00 per share. One hundred and fifty thousand (1500,00) of these shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

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

On October 11, 2007, the Company issued an aggregate of 218,500 shares of its common stock to the following employees and executive officers:

Mark Basile	50,000
J. Richard Iler	50,000
Lorraine Yarde	50,000
Cliff Zsevc	50,000
Peter O’Neill	50,000
Carol Seaman	2,500
Marcia Strain	1,000

TOTAL	218,500

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

On November 15th, 2007, the Company issued 17,507 shares of its common stock to A2E Technologies as partial consideration toward engineering services performed on behalf of the Company.

On November 16th, 2007, the Company escrowed 500,000 shares of its stock as collateral for extending the maturity of loans given by Joseph Panico and Jane Petri to the Company.

On November 16th, 2007, the Company granted 50,000 shares to Wendy Borow-Johnson as consideration for serving on the Board of the Company.

On November 27th, 2007 the Company granted 20,000 shares to ICR, LLC as consideration and settlement of investor relations services to the Company.

On December 4th, 2007 the Company issued 125,000 shares to Lighthouse Capital Insurance Company upon exercise of 125,000 warrants exercisable at $.30.

On December 4th, 2007 the Company issued 125,000 shares to Peter Thompson upon exercise of 125,000 warrants exercisable at $.30.

On December 4th, 2007 the Company issued 12,500 shares to Robert Casolaro upon exercise of 125,000 warrants exercisable at $.30.

On December 6th, 2007 the Company issued 9,135 shares to Fort Mason Partners LP upon exercise of 9,135 warrants exercisable at $.30. These warrants were assigned by Nite Capital to the benefit of Fort Mason Partners LP.

On December 6th, 2007 the Company issued 140,865 shares to Fort Mason Master LP upon exercise of 140,865 warrants exercisable at $.30. These warrants were assigned by Nite Capital to the benefit of Fort Mason Master LP.

On December 18th, 2007, the Company issued 67,857 shares of its common stock to The Naples Trust upon the cashless exercise of 75,000 warrants, exercisable at $.10 per share.

On December 18th, the Company issued 100,000 shares of its common stock to Interactive Resources Group in accordance with a consulting agreement of like date.

On December 19th, 2007, the Company authorized the issuance of 100,000 shares of its common stock to BridgePointe Master Fund, Ltd as part of the conversion and Forebearance Agreement dated as of December 19, 2007. The shares were issued on January 28, 2008.

On December 20th, 2007, the Company issued 85,952 shares of its common stock to the Company’s Chief Operating Officer upon the cashless exercise of 95,000 warrants, exercisable at $.10 per share.
.
Unless otherwise indicated, the securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Act, pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act, unless otherwise noted.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .

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

Operations

The Company operates its business current business efforts through two (2) wholly owned subsidiaries, bioMETRX Technologies Inc., which conducts the product engineering and design and smartTOUCH Consumer Products, Inc., the consumer-based marketing and sales group.

Management’s plan of operations for the next twelve months is to raise additional capital, complete further engineering of its product line and continue marketing the Company’s products and services through its distribution channels. The Company has recently expanded its co-marketing/co-development agreement with Master Lock™ , adding several new products that will be branded Master Lock smartTOUCH The Company expects it will require $4,500,000 - $7,500,000 over the next 12 months to accomplish these goals, though it is anticipated that this will incrementally be raised in stages, and expects to be financed by the private sale of its securities and lines of credit with commercial banks for continuous manufacturing output of its products.. The Company has shipped its initial product to the Home Depot and has realized revenues of nearly $1,500,000 during the fourth quarter 2007. The Company has received funding from one of its institutional investors for advance purchase of components in the amount of $750,000. Further, as the Company replenishes orders and maintains inventory levels, the Company will require additional financing until it is internally generating positive cash flow. There are no firm commitments on anyone’s part to invest in the Company, and if it is unable to obtain financing through the sale of its securities or other financing, the Company’s products and services may never be commercially sold. The Company’s balance sheet continues to reflect negative shareholder equity, though it has been reduced through the conversion of institutional debt to equity. For the foreseeable year, the Company will be solely reliant on the attraction of additional equity in order for it to reflect shareholder equity unless revenues should exceed expectations for the current market ready products or other products planned for release during this fiscal year 2008.  Should the Company not prevail in its efforts to attract capital, it will require strict budget adherence in order to manage the many demands for capital.

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

We are focused on developing simple to use, cost effective, power-efficient, finger activated consumer electronics products principally under the trade name “smartTOUCH ™”. Our current and prospective consumer products include biometrically enabled and secure residential garage/gate door openers/locks, central station alarm pads and thermostats.

Product Offerings

smartTOUCH ™ products allow a person to open a door, or set an alarm or thermostat simply by placing/swiping a finger upon a sensor chip, a fraction of the size of a postage stamp. smartTOUCH ™ products are designed to simplify access, while substantially increasing the level of security for the products and applications that incorporate the “powered by smartTOUCH platform. . Our smartTOUCH ™ products use a one-to-one biometrics matching authentication system embedded into each device. The bioMETRX patent-pending system also includes a hand held universal programmer designed to control access to the administrative functions of each smartTOUCH ™ device. All smartTOUCH ™ products are designed to work with this universal programmer, and permit up to twenty (20) authorized users to be enrolled. Our system allows two types of users, an access user who can only operate the smartTOUCH ™ device, and an administrative user who can operate and also add or delete other users.

Consumer Products

The Company has been designing various practical consumer biometric products since 2001, with its first product, a finger activated garage door opener, debuting in the summer of 2005 to very strong media and retailer interest. The product was featured on several television home improvement shows including HGTV’s “I Want That”, as well as making appearances in the television reality show, “It Takes a Thief”, a Discovery Networks program. The smartTOUCH GDO was the very first practical consumer biometric product offered in the United States, and since its debut, is now the most widely distributed consumer biometric product available in the U.S. through The Home Depot.

The Company focus continues to be incorporating biometric technology, through protected proprietary design and architecture, into products that consumers use everyday. The Company’s management had established a vision early on for an entire family of products that would simplify consumers lives by removing the need to remember PIN codes or carry keys. The Company’s current product offerings include its GDO, a thermostat, a portable USB drive and a gate controller. These products are expected to be available at domestic retailers in 2008, and are in various stages of final testing and/or manufacturing. The Company also expects that several other products will be launched in 2008, including a door lock, mailbox and cabinet lock. The Company continues to work with its partners to generate product ideas, integrated architecture solutions, as well as low power, low cost designs that will continue to accelerate product development and introductions to market..

Results of Operations

Results of Operation for the years ended December 31, 2006 and 2005

For Twelve Month period ended December 31, 2006 compared to December 31, 2005

 During the twelve months ended December 31, 2006, net losses totaled $10,837,218 compared to $12,173,969 for the same twelve month period ending December 31, 2005. For the twelve months ending December 31, 2006, the Company’s general and administrative expenses totaled $12,673,521, or 94.9% of total operating expenses. During the same twelve month period in 2005, general and administrative expenses totaled $11,074,632 or 91.0% of total operating expenses. Salaries comprised $786,333, or 6.90% of total expenses for the twelve month period ended December 31, 2006 as compared to $396,504, or 4.42% for the nine months ended December 31, 2005. Included in the net loss for 2006 was a one-time gain of $2,600,000 related to the return to the Company by a former officer and director of 187,500 stock options valued at $2,362,500 and $2,500 shares of common stock valued at $237,500.

For the twelve months ending December 31, 2006, interest expense was $104,356, as compared to $7,012 for the twelve months ending December 31, 2005.

Research and development expenses for the year ending December 31, 2006 was $658,579, 5.00% of net loss as compared to $361,490, or 2.97% for the same period in 2005.

Results of Operations for the years ended December 31, 2007 and 2006

For Twelve Month period ended December 31, 2007 compared to December 31, 2006

During the twelve months ended December 31, 2007, net losses totaled $11,126,954 compared to $10, 837,218 for the same twelve month period ending December 31, 2006.

Revenues - Net

For the year ending Dec 31, 2007, the Company received its first revenues of $1,476,370 principally relating to its shipment of its first product,the MasterLOCK smartTouch ™ Garage Door Opener (GDO) to the Home Depot.

Cost of Goods Sold

The Company’s Cost of Goods Sold relating to the production was $1,926,966 due to higher costs relating to a limited production run, tooling costs and higher component costs. The Company has commenced a redesign of all parts of the GDO and believes that it can bring component and production costs to bring the product’s margin to be more in line with the cost of producing its other products scheduled for release in fiscal 2008.

Operating Expenses

General and Adminstrative

For the twelve months ending December 31, 2007, bioMETRX,s general and administrative expenses totaled $4,227,646,, or 93.9% of total operating expenses as compared to $11,854,191, or 94,7% for the year ending December 31, 2006.

Salaries comprised $950,000, or 23.41% of total operating expense for the year ending December 31, 2007, as to the comparable year’s expense of $1,019,470, or 8.67% ending December 31,2006.

Interest Expense and Finance Costs

For the twelve month period ending December 31, 2007, the Company incurred interest and finance costs of $6,173, 490 of which $4,590,142 was a non-cash item relating to the amortization of deferred finance costs on convertible debt held by the Company. The Company had interest expense of $923,687 for the comparable period ending December 31, 2006

Other non-cash items

The Company had compensatory expenses relating to the issuance of stock and warrants in the amount of $3,179, 917 for the period ending December 31, 2007 as compared to $7,573, 591 for the period ending December 31, 2006. If not for these non-cash items, the Company’s net loss would have been $3,356, 895 as compared to $2,569,191 for the comparable period ending December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007 bioMETRX had total assets of $1,896,770 and total current assets of $864,833. At December 31, 2007 bioMETRX had total liabilities of $4,356,206 of which all were recorded as current liabilities. bioMETRX’s had negative working capital at December 31, 2007 of $3,491,373 and an equity deficit of $2,459,436 positive. The Company’s net cash provided by financing activities was $2,317,738 and was barely adequate to fund the net cash used in operating activities of $2,121,197. . Because of this deficit, the Company’s ability to continue to operate and its future remains in question as a going concern unless additional capital is contributed or until such time as it generates revenues and become cash flow.

•
However,the Company is optimistic, presuming its ability to raise additional capital through the issuance of its securities, about its ability to generate revenues sufficient to achieve profitability based upon related events;

•	Entering of a co-development and co-marketing agreement with MasterLOCK™ as of March 28th, 2007.

•	Amending of this agreement with MasterLOCK™ to include an additional 9 products as of March 24th, 2008.

•	Demonstrated ability to sell to big box retailers such as the Home Depot and partner with other Original Equipment Manufacturers who sell through similar distribution channels.

Since inception, bioMETRX has financed its activities solely from the private sales of its securities and the incurrence of debt. In November 2001, bioMetrx Technologies issued 275,000 shares of its common stock, valued at $275,000 ($1.00 per share), for services rendered. In December 2002, bioMETRX sold 20,000 shares of its common stock for $5,000 ($2.50 per share).

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

The Notes mature 24 months from the closing. The Notes are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per share. The Notes are mandatorily convertible into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the daily volume for the same period exceeds 100,000 shares per day. The Company may redeem the Notes for 125% of the principal amount of the Note together with all accrued and unpaid interest provided that (i) an event of default has not occurred, and (ii) an effective registration statement covering the shares underlying the Note exists. As of December 31, 2007 a principal amount of $821,000 of these Notes were converted into our common stock leaving a principal balance due of $779,000 as of December 31, 2007.

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.75 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share commencing 181 days after issuance and expiring at the close of business on the fifth anniversary of the initial exercise date. Notwithstanding the foregoing if the Company provided the holder of a B Warrant with validation and acknowledgement, in the form of bona fide purchase order demonstrating that at least $1,000,000 of the Company’s products have been ordered, other than its initial order from a national retailer in the amount of approximately 23,000 garage door opening units, within 181 days after the date of the Securities Purchase Agreement, the B Warrants shall automatically terminate. The Company was unable to provide the holders with such validation and therefore the B Warrants were not terminated. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. In December the Company lowered the exercise price of the A warrants to $.30.

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

The Company entered into a Securities Purchase Agreement dated September 18, 2006, with Jane Petri and Joseph Panico relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of the Company’s 10% Promissory Notes due March 15, 2007 in the aggregate principal amount of $400,000. In connection there with the Company issued an aggregate of 400,000 Common Stock Purchase Warrants and 160,000 Shares of the Company’s Common Stock. In connection with this transaction the two investors provided the Company with $300,000 and exchanged $100,000 in Notes, described above, that were previously issued by the Company to the investors.

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

The Debentures mature on June 29, 2008. The Debentures are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per hare. The Debentures are convertible at the option of the Company into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the shares underlying the Debentures are registered. The Company may redeem the Debentures for 125% of the principal amount of the Debenture together with all accrued and unpaid interest provided that (i) an event of default has not occurred, (ii) the price of the Company’s common stock exceeds $1.50 and (ii) an effective registration statement covering the shares underlying the Debentures exists. As of December 31, 2007 a principal amount of $600,000 of these Debentures were converted into our common stock. The principal amount due under these Debentures as of December 31, 2007 was $900,000.

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share at any time after July 1, 2007 and expiring at the close of business on the fifth anniversary of the initial issuance date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledgement on or before June 30, 2007 that the Company has both received and booked revenues for its products totaling $1,000,000, the B Warrants shall automatically terminate. The Company was unable to provide the holders with the validation and therefore the B Warrants were not terminated. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. In December 2007, the Company lowered the exercise price of the A Warrants to $.30.

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

 During 2007, the Company received an aggregate of $231,250 from the exercise of an aggregate of 1,162,500 warrants. All but 25,000 of these warrants were issued in connection with the two private placements discussed above. Of these warrants 25,000 were exercised at $1.00 per share, 825,000 were B Warrants exercisable at $.10 per share and 337,500 were A Warrants with a reduced exercise price of $.30 per share.

On February 7, 2007, the Company deposited $200,000 into an escrow account with its counsel. The funds were utilized in connection with the manufacture of the Company’s garage door openers. As of December 31, 2007, all monies were expended from this fund.

On February 14, 2007 the Company issued 25,000 restricted shares of its common stock to Dorothy Christofides upon conversion of a promissory note in the principal amount of $30,000. As additional consideration for Ms. Christofides converting her promissory note, the Company issued her 20,000 common stock purchase warrants exercisable for a period of five years at $2.00 per share.

On November 16th, 2007, the Company escrowed 500,000 shares of its stock as collateral for extending the maturity of loans given by Joseph Panico and Jane Petri to the Company.

bioMETRX is dependent on raising additional funding necessary to implement its business plan. bioMETRX’ auditors have issued a “going concern” opinion on the financial statement for the year ended December 31, 2007, indicating bioMETRX is in the development stage of operations, has a working capital and net equity deficiency. These factors raise substantial doubt in bioMETRX’ ability to continue as a going concern. If bioMETRX is unable to raise the funds necessary to complete the development of its products and fund its operations, it is unlikely that bioMETRX will remain as a viable going concern.

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

We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2007: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience, measured by a weighted average of closing share prices prior to each measurement date. Expected lives are estimated based on management’s judgment of the time period by which these instruments will be exercised.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN No. 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN No. 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, The adoption of this statement have no material impact on the Company's financial position, results of operations or cash flows. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect the adoption of this standard will have on the Company's financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of December 31, 2006 and as of December 31, 2007.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
bioMetrx, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of bioMetrx, Inc. and Subsidiaries (“the Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of bioMetrx, Inc. and Subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and cash flow deficiencies for the years ended December 31, 2007 and 2006. In addition, as of December 31, 2007 the Company has a significant working capital deficit and stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
April 8, 2008

ITEM 7. FINANCIAL STATEMENTS .

BIOMETRX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

Current Assets:
Cash	$108,756
Accounts Receivable	183,920
Stock Subscriptions Receivable	225,000
Prepaid Expenses	61,034
Inventories	286,123
Total Current Assets	864,833

Property and Equipment, net	92,170

Other Assets:
Deferred Finance Costs, net	53,192
Security Deposit	17,045
Patents	869,530
Total Other Assets	939,767

TOTAL ASSETS	$1,896,770

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$1,052,541
8% Convertible Notes, net of unamortized discounts of $695,956	997,544
Convertible Forbearance Notes, net of unamortized discounts of $129,146	258,292
Notes Payable - Related Parties	410,000
Notes Payable - Other	1,004,088
Patent Payable	100,000
Accrued Taxes Payable	299,405
Accrued Salaries	21,304
Accrued Interest	213,032

Total Current Liabilities	4,356,206

TOTAL LIABILITIES	4,356,206

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 100,000,000 shares authorized;
no shares issued and outstanding	-
Common Stock, $.001 par value; 25,000,000 shares authorized;
16,098,791 shares issued and outstanding	16,599
Common Stock Subscribed; 750,000 shares	750
Shares held in Escrow; 500,000 shares	(400,000)
Additional Paid-In-Capital	33,881,513
Deferred Finance Costs	(233,814)
Accumulated Deficit	(35,724,484)

Total Stockholders' Deficit	(2,459,436)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,896,770

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year	For The Year
	Ended	Ended
	December 31, 2007	December 31, 2006
Revenues - net	$1,476,370	$-

Cost of Sales	1,926,966	-

Gross Profit (Deficit)	(450,596)	-

Operating Expenses:

Selling Expenses	223,072	94,638
General and Administrative Expenses	4,058,299	11,759,553
Research and Development Expenses	275,222	658,879
Total Expenses	4,556,593	12,513,070

Loss before Other Income (Expense)	(5,007,189)	(12,513,070)

Other Income (Expense):

Value of Common Stock and Options Cancelled		2,600,000
Interest Income	3,271	-
Interest Expense and Finance Costs	(6,123,036)	(923,687)
Unrealized Loss on Marketable Securities	-	(461)
Total Other Income (Expense)	(6,119,765)	1,675,852

Net Loss	(11,126,954)	(10,837,218)

Preferred Stock Dividend	-	(8,975)

Net Loss Allocated to Common Shareholders	$(11,126,954)	$(10,846,193)

Weighted Average Common Shares - Outstanding - Basic	11,636,142	7,605,851

Net Loss per Common Share (Basic)	$(0.96)	$(1.43)

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 2006 TO DECEMBER 31, 2007

	Common Stock
	Shares	Amount	Common Shares Held in Escrow	Common Stock Subscribed	Additional Paid In Capital	Prepaid Interest	Deferred Compensation	Deferred Finance Costs	Accumulated Deficit	Total
BALANCE, JANUARY 1, 2006	5,947,914	$5,948			$13,308,776	$(86,400)	$(194,514)	$-	$(13,751,338)	$(717,528)

STOCK ISSUED FOR CASHLESS EXERCISES	179,578	180			(180)					-

Issuance of Common Stock pursuant to the 2005 Equity Incentive Plan - Related Parties.	44,250	44			128,281					128,325

Common Stock issued exercise of stock warrants - Related Party	281,250	281			224,719					225,000

Effect of return of Shares of Common Stock and cancellation of Common Stock Options pursuant to a Termination Agreement - Related Party.	(62,500)	(63)			(2,359,342)					(2,359,405)

Issuance of Common Stock for Cash Related Party	183,750	184			146,816					147,000

Issuance of Common Stock	2,827	2			9,998					10,000

Issuance of Common Stock Purchase Options for Services					126,803					126,803

Common Stock issued for Services Related Party	500,000	500			1,079,500					1,080,000

Common Stock issued in connection with financing Notes Payable	527,000	527			888,323			(888,850)		-

Common Stock issued for Services	490,000	490			1,364,010					1,364,500

Commissions paid on sales of common stock.					(37,200)					(37,200)

Commissions accrued on sale of Common Stock					(431,706)					(431,706)

Common Stock issued as commissions on sales of common stock	164,637	165			656,324					656,489

Issuance of Common Stock purchase options - Related Party					4,788,813					4,788,813

Penalty shares issued to Related Party in connection with non-registration	300,000	300			673,950					674,250

Value of Escrow shares issued					67,948					67,948

Common Stock issued in Settlement of Threatened Litigation	125,000	125			368,625					368,750

Common Stock issued as consideration for Accrued Salaries	54,201	54			108,348					108,402

Common Stock issued as Prepaid Interest on 8% Convertible Notes	128,000	128			172,672					172,800

Finder's Fees paid on sale of Preferred Stock					(147,500)			(28,500)		(176,000)

Common Stock issued as Finder's Fees on the sale of Preferred Stock	50,000	50			64,950					65,000

Common Stock purchase warrants issued as payment of placement fees.					182,716			(182,716)		-

Beneficial Conversion Feature of common stock purchase warrants issued relative to 8% Convertible Notes.					1,217,392					1,217,392

Beneficial Conversion Feature of Forbearance Notes.					387,439					387,439

Issuance of Preferred Stock in conjunction with a Private Placement.					643,500					643,500

Conversion of Preferred Stock to 8% Convertible Notes in conjunction with an Exchange Agreement.					(643,500)					(643,500)

Preferred Dividend accrued					8,975				(8,975)	-

Issuance of Common Stock purchase options for services - Related Party					978,251					978,251

Issuance of Common Stock purchase options related to deferred financing costs					377,526			(377,526)		-

Financing Costs Related to Issuance of 8% Convertible Notes								(107,500)		(107,500)

Amortization of deferred compensation.							194,514			194,514

Amortization of deferred finance costs.								495,233		495,233

CURRENT PERIOD LOSS									(10,837,218)	(10,837,218)

BALANCE, December 31, 2006	8,915,907	8,916			$24,355,224	$(86,400)	$-	$(1,089,859)	$(24,597,531)	$(1,409,650)

STOCK ISSUED FOR SERVICES	781,750	782			998,468					999,250

STOCK ISSUED FOR PURCHASES OF ASSETS	300,000	300			664,200					664,500

STOCK ISSUED FOR STOCK BASED COMPENSATION	598,500	599			880,626					881,225

STOCK ISSUED FOR CASHLESS EXERCISES	1,162,521	1,163			(1,163)					-

STOCK ISSUED FOR PAYMENT OF NOTES PAYABLE, ACCRUED INTEREST, AND RELATED INTEREST	1,536,991	1,536			1,537,059					1,538,595

STOCK ISSUED FOR PAYMENT OF ACCOUNTS PAYABLE AND ACCRUED EXPENSES	97,622	98			92,592					92,690

STOCK ISSUED FOR DEFERRED FINANCE COSTS	585,000	585			813,165			(813,750)		-

STOCK ISSUED FOR INTEREST EXPENSE	150,000	150			149,850					150,000

PROCEEDS FROM ISSUANCE OF STOCK	2,070,500	2,071			454,079					456,150

COMMON STOCK ISSUED TO PAY DEBT ISSUED FOR PATENTS	100,000	100			79,400					79,500

COMMON SHARES HELD IN ESCROW	500,000	500	(400,000)		399,500					-

REVERSAL OF PENALTY SHARES	(200,000)	(200)			200					-

WARRANTS ISSUED FOR PAYMENT OF INTEREST EXPENSE					29,060					29,060

WARRANTS ISSUED FOR DEFERRED FINANCE COSTS					1,062,400			(835,575)		226,825

WARRANTS ISSUED FOR DEFERRED COMPENSATION					81,800		(81,800)			-

ADDITIONAL FINANCES COSTS RELATED TO RE-PRICING OF WARRANTS					385,000					385,000

Commissions paid on Equity Raises					(55,000)					(55,000)

WARRANTS ISSUED FOR SERVICES					230,800					230,800

COMMON STOCK SUBSCRIBED				750	224,250					225,000

Beneficial Conversion Feature of Common Stock Purchase warrants issued relative to 8% Convertible Notes					1,500,000					1,500,000

Amortization of Prepaid interest, Deferred Compensation, and Deferred Finance Costs						86,400	81,800	2,505,370		2,673,570

Net Loss for the Year Ended December 31, 2007									(11,126,954)	(11,126,954)

Balance December 31, 2007	16,598,791	$16,599	$(400,000)	$750	$33,881,513	$-	$-	$(233,814)	$(35,724,485)	$(2,459,436)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2007	FOR THE YEAR ENDED DECEMBER 31, 2006

Cash Flows from Operating Activities:
Net Loss	$(11,126,954)	$(10,837,218)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	3,179,917	7,573,591
Liquidated Damages paid by Issuance of Forbearance Notes	-	387,437
Amortization of Deferred Finance Costs	4,590,142	694,436
Depreciation	64,480	3,999
Unrealized Loss on Marketable Securities	-	461

Change in Operating Assets and Liabilities:

(Increase) in Accounts Receivable	(183,920)	-
Decrease in Prepaid Expenses	64,030	41,989
(Increase) Decrease in Inventories	137,730	(423,853)
(Increase) Decrease in Deposits on Inventory	57,197	(57,197)
(Increase) in Security Deposits	-	(509)
Increase in Accounts Payable	573,557	285,406
Increase in Accrued Liabilities	528,040	52,759
(Decrease) in Accrued Settlement of Threatened Litigation	-	(368,750)
(Decrease) in Accrued Salaries	(5,416)	-
Net Cash Used in Operating Activities	(2,121,197)	(2,647,449)

Cash Flows from Investing Activities:

Capital Expenditures	(64,836)	(95,813)
Purchases of Patents	(25,530)	-
Payment of Deferred Finance Costs	(12,500)	-

Net Cash Used in Investing Activities	(102,866)	(95,813)

Cash Flows from Financing Activities:
Restricted Cash	-	66,427
Proceeds of Loans	1,312,033	-
Proceeds from Related Party notes	440,000
Proceeds from Issuance of 8% Convertible Notes	1,500,000	950,000
Proceeds from Issuance of Notes Payable	175,000	755,000
Proceeds from Issuance of Preferred Stock	-	650,000
Repayment of Related Party Loans	(30,000)	-
Repayments of Loans	(1,107,945)
Advances to Employee	-	3,000
Repayments of Notes Payable	(130,000)	-
Deferred Finance Costs	(242,500)	(155,000)
Proceeds from Issuances of Common Stock	456,150	342,000
Commissions Paid on Sales of Common Stock	(55,000)	(37,200)
Net Cash Provided by Financing Activities	2,317,738	2,574,227

Net Increase (Decrease) in Cash	93,675	(169,035)

Cash, Beginning	15,081	184,116

Cash, Ending	$108,756	$15,081

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$16,300	$-

Income Taxes	$-	$-

Supplemental Disclosures of Cash Flow Information:

Non Cash Financing Activities:

Debt Issued for Patents	$200,000	$-

Common Stock Issued to pay Debt Issued for Patents	$75,000	$-

Warrants Issued for Deferred Finance Costs	$774,175	$-

Warrants Issued for Deferred Compensation	$81,800	$-

Stock Subscribed	$225,000	$-

Common Stock Issued as Commissions on
Sale of Common Stock	$-	$431,706

Common Stock Issued for Interest Expense	$174,374	$-

Issuance of Common Stock as Payment of Accrued
Officers' Salaries	$-	$310,000

Issuance of Common Stock - Deferred Finance Costs	$813,750	$2,248,354

Application of Loans Receivable - Officer Against
Accrued Compensation	$-	$201,598

Common Stock Issued (Cancelled) as Penalty Shares for
Non-Registration	$(313,500)	$674,175

Common Stock Issued as Prepaid Interest
on 8% Convertible Notes	$-	$172,800

Issuance of Convertible Forbearance Notes
in connection with Liquidated Damages	$-	$387,439

Beneficial Conversion Feature of Convertible Forbearance Notes		$387,439

Cashless Exercise of Stock Options - Related Parties	$1,163,000	$250,000

Accrued Deferred Finance Costs	$-	$67,948

Preferred Stock Dividend	$-	$8,975

Common Stock Issued as Payment of Accounts Payable	$114,554.00

Common Stock Issued for payment of Accrued Interest	$20,222	$-

Accrued Interest Payable funded with new Notes Payable	$55,000	$-

Common Stock Issued to pay Notes Payable	$55,000	$-

Common Stock Issued for Conversion of Convertible Notes Payable	$1,792,898	$-

Issuance of Common Stock as Payment of Accrued
Settlement of Threatened Litigation		$368,750

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Nature of Operations (Continued)

Nature of Operations

The Company is focused on developing simple-to-use, cost-efficient finger print activation products under the trade name SmartTOUCH ™ . The Company’s engineers and manufactures biometrically enabled security products. These products utilize fingerprint recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

The Company operates its business through three (3) wholly owned subsidiaries, bioMETRX Technologies Inc., which conducts the product engineering and design, smartTOUCH Consumer Products, Inc., the consumer-based marketing and sales group and smartTOUCH Medical, Inc. which will market medical information and products. The Company’s executive offices are located in Jericho, New York.

Note 2 - Basis of Presentation

The Company has incurred net losses of $11,126,954 and $10,837,218 during the years ended December 31, 2007 and 2006 respectively. In addition, the Company has a working capital deficiency of $3,491,373 and a stockholders’ deficiency of $2,459,436 at December 31, 2007. These factors raises substantial doubt about the Company’s ability to continue as a going concern.

 There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the Company’s inability to generate cash flow or to raise capital from external sources would force it to substantially curtail or cease operations and would, therefore, have a material adverse effect of its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will have a significant dilutive effect on the Company’s existing stockholders. The company plans to address its lack of liquidity by raising additional funds, either in the form of debt or equity, or some combination there. There can be no assurances that the Company will be able to raise the additional funds it requires.

 The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company has exited the development stage during 2007 since principal operations have commenced.

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

  Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at December 31, 2007 consist of finished goods and raw materials.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -  Summary of Significant Accounting Policies (Continued)

During 2007, options were awarded to officers, employees and consultants of the Company. The fair value of the options at the dates of grant were calculated using the Black -Scholes fair value based method using the following assumptions (expected life -2-5 years; interest rate - 4.00% to 5.00%; annual rate of dividends - 0%; and volatility - 75% to 118%).

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

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising and marketing expenses for the years December 31, 2007 and 2006 were $50,451 and $1,000, respectively

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $275,222 and $658,879 for the years ended December 31, 2007 and 2006, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “Change in Ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities convertible debt and warrants (9,459,432 and 7,001,495, at December 31, 2007 and 2006, respectively inclusive of all potential convertible shares warrants and options) are anti-dilutive.

Long Lived Assets

The Company has adopted SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The company evaluates the recoverability of long-lived assets based upon discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No.144 also requires assets to be disposed or be reported at the lower of the carrying amount of fair value less costs to sell.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -  Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements .

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN No. 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN No. 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, The adoption of this statement have no material impact on the Company's financial position, results of operations or cash flows. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect the adoption of this standard will have on the Company's financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -  Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements .

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 4 - Property and Equipment

Property and equipment at December 31, 2007 consist of the following:
	Estimated
	Useful Lives	December 31, 2007
Computer Equipment and Software	3-7 Years	$66,724
Office Equipment	3-7 Years	22,240
Tooling and Dies	25,000 Units	71,639
		160,603
Less: Accumulated Depreciation		68,433
		$97,170

Depreciation expense was $64,480 and $3,990 for the year ended December 31, 2007 and 2006, respectively.

Note 5 -  Inventories

Inventories as of December 31, 2007 ocnsists of the following:

Finished Goods	$11,532
Raw Materials	274,591
Inventory Total	$286,123

Note 6 - Notes Payable

  Notes payable at December 31, 2007 consist of the following:

Notes payable to private investors; bearing interest at 10% per annum and due March 15, 2007 (see Note 7)	$800,000

Note payabe - Alpha Capital	204,088
$1,004,088

On July 12, 2007, bioMETRX, Inc. entered into several agreements with Alpha Capital Anstalt (“Alpha”) whereby Alpha lent the Company $750,000 to be held in escrow pending delivery of the Company’s garage door openers. The funds will be used to pay the manufacturer of the garage door openers once they have been completed and inspected for shipment to fulfill certain outstanding customer purchase orders.

In connection with the transaction the Company executed a $750,000 secured promissory note. The Note bears interest at the rate of 24.99% per annum, payable on the first day of each month and on the maturity date the Note matures fifteen (15) days following the release of funds from the escrow account to any person other than the holder. The Note may be prepaid all or any portion of the Note without penalty or premium.

In addition to the Note, the Company and each of its subsidiaries entered into Security Agreements with Alpha whereby each entity pledged all their assets to secure the Note. The Company also issued Alpha a warrant to purchase 375,000 shares of the Company’s common stock at an exercisable price of $1.00 per share valued at $236,250 and charged to finance costs. The Warrant is exercisable for a period of five (5) years.

As a condition to Alpha providing the loan to the Company, the Company’s CEO Mark Basile entered into a Guaranty with Alpha whereby Mr. Basile agreed to guaranty the Company’s obligations under the Note and all related documents.

In connection with the transaction the Company paid a due diligence fee of $10,000 to Osher Capital Partners, LLC, paid Alpha a commitment fee of $22,500 and agreed to pay Alpha’s legal fees in connection with this transaction not to exceed $40,000.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Convertible Notes

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

Each A Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.75 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. Each B Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.10 per share commencing 181 days after issuance and expiring at the close of business on the fifth anniversary of the initial exercise date. Notwithstanding the foregoing if the Company provides the holder of a B Warrant with validation and acknowledgement, in the form of bona fide purchase order demonstrating that at least $1,000,000 of the Company’s products have been ordered, other than its initial order from a national retailer in the amount of approximately 23,000 garage door opening units, within 181 days after the date of the Securities Purchase Agreement, the B Warrants shall automatically terminate. The Company did not receive this purchase order. Both the A and B Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain circumstances including, but not limited to, stock dividends, stock splits, reclassifications, or mergers.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Convertible Notes (Continued)

As part of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each subscriber who purchased Units in the Private Placement. Under the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) on Form SB-2, relating to the resale by the holders of the Common Stock underlying the Notes, Warrants and Selling Agent Warrant. If such Registration Statement was not filed by July 14, 2006, or did not become effective within 90 days after closing, the Company has agreed to pay to the investors 1.5% of the gross proceeds of the offering for each month in which the Company fails to comply with such requirements. The Company did not file the Registration Statement by July 14, 2006 and therefore was accruing 1.5% ($24,000) of the gross proceeds for each month the Company failed to file the Registration Statement. For the year ended December 31, 2006 the Company recorded $144,000 as additional finance costs. In December 2006 the Company issued to the Convertible Noteholders Forebearance Notes in the amount of $387,437 that included the $144,000 liquidated damages.

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

On October 10, 2006 the Company amended the exercise price of the 1,600,000 Class A Warrants relating to the above referenced Private Placement from $1.75 to $1.00. During 2007 the Company further reduced the exercise price to $.30. The Company recorded additional finance costs of $385,000 in connection with these repricings.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Convertible Notes (Continued)

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

BIOMETRX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Convertible Notes (Continued)

The Company is amortizing the discounts over the term of the related debt. Amortization of the debt discount for the years ended December 31, 2007 and 2006 was $1,968,333 and $694,003, respectively, and this amortization is recorded as interest expense.

During the year ended December 31, 2007 noteholders converted $1,406,500 of principal into 1,462,662 shares of common stock.

Note 8 - Stockholders’ Deficit

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

On November 17, 2006, the Company entered into a Securities Purchase Agreement with Jane Petri and Joseph Panico relating to the issuance and sale in a private placement of the Company’s 10% Promissory Notes due March 15, 2007 in the aggregate principal amount of $300,000. In addition, the Company issued to Petri and Panico 99,000 Common Stock Purchase Warrants valued at $187,606 and 300,000 shares of the Company’s Common Stock valued at $570,000 as consideration for the financing. Each Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.25 per share commencing on the date of issuance and expiring at the close of business on September 14, 2011. As part of the Private Placement, the Company agreed to register the 99,000 shares of common stock underlying the Warrants and the 300,000 shares of the common stock issued as part of this private placement.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

During December 2006, the Company issued an aggregate of 44,250 bonus shares of its common stock valued at $128,325 pursuant to the Company’s 2005 Equity Incentive Plan. Of these shares 37,500 were issued to the Companies executives.

During 2006, the Companies Chief Technology officer resigned and entered into a termination agreement with the Company. In connection with the termination agreement the officer returned 187,500 stock options valued at $2,362,500 and 62,500 shares of common stock valued at $237,500. The value of those stock and options were originally charged to operations in the year they were issued. Accordingly, the Company is reporting other income in the amount of $2,600,000, representing the value of the stock options returned. In addition, the officer transferred 133,664 shares of common stock to various other officers and directors. These shares were valued at $240,595 and were included in operations, with a corresponding credit to additional paid in capital.

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

The aggregate of shares that amy be issued under the Plan is 1,250,000. The plan permits the company to make awards of stock options, stock appreciations rights, warrants, stock awards and other equity awards.

Awards under the Plan for the year ended December 31, 2007 and 2006 respectively amounted to 22,750 and 1,006,750 shares of common stock.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock

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

On January 23, 2007, the Company issued 70,000 shares of its common stock to Mark Basile in exchange for Mr. Basile foregoing $140,000 of his 2007 salary. In addition the Company issued Mr. Basile an additional 10,000 shares of common stock as a bonus. These shares were valued at $248,000 in the aggregate.

On January 31, 2007, the Company issued 20,000 restricted shares of its common stock valued at $58,000 pursuant to a consulting agreement between the Company and ICR, LLC.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

On March 12, 2007, the Company issued Robert Jacobs 150,000 restricted shares valued at $334.500 of its common stock as consideration for the purchase of a patent.

On April 11, 2007, the Company’s Chief Operating Officer cashlessly exercised 200,000 warrants exercisable at $1.00. The market value of the Company’s common stock on that date was $2.00. Accordingly, the Company issued 100,000 shares to Ms. Yarde pursuant to such cashless exercise. The stock was issued under the Company’s 2005 Employee Stock Plan.

On April 11, 2007, the Company’s Chief Financial Officer cashlessly exercised 200,000 warrants exercisable at $1.05. The market value of the Company’s common stock on that date was $2.00. Accordingly, the Company issued 95,000 shares to Mr. Iler pursuant to such cashless exercise. The stock was issued under the Company’s Stock Incentive Plan

On April 24, 2007, the Company issued 1,750shares of its common stock valued at $3,150 to the partners of its legal counsel, Sommer & Schneider LLP, in consideration for legal services rendered in the ordinary course of business. The stock was issued under the Company’s Stock Incentive Plan.

On April 24, 2007, the company issued 140,000 shares of its common stock valued at $252,000 and 140,000 5 year warrants exercisable at $1.00 per share to Mark Basile, the Company’s President and CEO as consideration for providing the Company a loan in the amount of $140,000.

On May 21, 2007, the Company issued 50,000 shares of its common stock valued at $70,000 and 50,000 warrants exercisable at $1.00 per share to Lorraine Yarde, the Company’s Chief Operating Officer as consideration for providing the Company a loan in the amount of $50,000.

On June 1, 2007, the Company issued 300,000 shares of its common stock valued at $258,750 and 200,000 warrants exercisable at $1.50 per share to IRG as consideration for performing shareholder relations and other financial advisory services for a six month period. The aggregate value of such services based upon valuations of the Company’s stock at this time was $340,550.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On June 11, 2007, the Company issued 100,000 shares of its common stock to Nite Capital upon the conversion of $100,000 principal amount of a convertible note issued to Nite Capital in the aggregate principal amount of $150,000. The convertible note converts into the Company’s common stock at $1.00 per share. Seventy-five thousand (75,000) of these shares were registered pursuant to a Registration Statement.

On June 15, 2007, the Company issued 45,000 shares of its common stock valued at $74,250 and 45,000 warrants exercisable at $1.00 per share to Lorraine Yarde, the Company’s Chief Operating Officer as consideration for providing the Company a loan in the amount of $45,000.

On June 16, 2007, the Company issued an aggregate amount of 125,000 shares of its common stock to Peter Thompson upon the conversion of $125,000 principal amount of a convertible note issued to Mr. Thompson in that amount. The convertible note converted into the Company’s common stock at $1.00 per share. Sixty-two thousand-five hundred (62,500) of these shares were registered pursuant to a Registration Statement on Form SB-2.

On June 16, 2007, the Company issued an aggregate of 125,000 shares of its common stock to Lighthouse Capital upon the conversion of $125,000 principal amount of a convertible note issued to Lighthouse Capital Insurance in that amount. The convertible note converted into the Company’s common stock at $1.00 per share. Sixty-two thousand-five hundred (62,500) of these shares were registered pursuant to a Registration Statement on Form SB-2.

On June 18, 2007, the Company awarded Lorraine Yarde 150,000 shares of its common stock valued at $240,000 as a bonus for securing an increased purchase order from Home Depot and an additional purchase order from MasterLOCK.

On June 18, 2007,, the Company issued 20,000 shares valued at $32,000 to Rodger Michell, an accountant as consideration of accounting services in connection with the Company’s upgrading its accounting system and electronic data interchange.

On June 18, 2007, the Company issued 75,000 shares of its common stock valued at $120,000 and 75,000 warrants exercisable at $1.00 per share to The Naples Trust, of which the Company’s Chief Executive Officer is a related party as consideration for providing the Company a loan in the amount of $75,000.

On June 21, 2007, the Company issued 20,000 shares of its Common stock valued at $40,000 to Black Dog Communications as consideration for public relations services to the Company.

On June 26, 2007, the Company issued an aggregate of 300,000 shares of its common stock to Linden Growth Partners upon the conversion of $300,000 principal amount of a convertible note issued to Linden Growth Partners in that amount. The convertible note converted into the Company’s common stock at $1.00 per share. One hundred and fifty thousand 150,000 of these shares were registered pursuant to a Registration Statement on Form SB-2.

On June 26, 2007, the Company issued an aggregate of 450,000 shares of its common stock to Linden Growth Master Fund upon the conversion of $450,000 principal amount of a convertible debenture issued to Linden Growth Master Fund in that amount. The convertible debenture converted into the Company’s common stock at $1.00 per share. Two hundred and twenty five thousand (225,000) of those shares were registered pursuant to a Registration Statement on Form SB-2.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On June 27, the Company issued 5,000 shares of its common stock valued at $6,500 to the partners of its legal counsel, Sommer and Schneider LLP in consideration of $6,000 in legal services rendered to the Company. The stock was issued under the Company’s Equity Incentive Plan.

On June 28, 2007, the Company issued 75,000 shares of its common stock valued at $75,000 and 75,000 warrants exercisable at $1.00 per share to J. Richard Iler, the Company’s Chief Financial Officer as consideration for providing the Company a loan in the amount of $75,000.

On July 11, 2007 the Company granted 375,000 warrants exercisable at $1.00 to Alpha Capital in consideration of its loan to the Company to be expressly used for manufacturing of the Company’s MasterLOCK™ smartTouch Garage Door Opener. The proceeds from receivable financing will be used to repay this loan.

On July 13, 2007, the Company issued 50,000 shares of its common stock to BridgePointe Master Fund Ltd. upon the conversion of $50,000 principal amount of a convertible debenture issued to BridgePointe Master Fund in the aggregate principal amount of $1,000,000. The convertible debenture converts into the Company’s common stock at $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2.

On July 13, 2007, the Company issued 50,000 shares of its common stock to Alpha Capital AG. upon the conversion of $25,000 principal amount of a convertible note issued to Alpha Capital in the aggregate principal amount of $400,000. The convertible note converts into the Company’s common stock at $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2.

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

On July 25th, 2007, the Company issued 25,000 shares of its common stock valued at $11,000 and 25,000 warrants exercisable at $1.00 per share to Mark Basile, the Company’s Chief Executive Officer as consideration for providing the Company a loan in the amount of $25,000.

On July 25th, 2007, the Company issued 150,000 shares of its common stock valued at $150,000 to Mark Basile as consideration for Mr. Basile providing the Company his personal guarantee in connection with the opening of an escrow agreement with Alpha in the amount of $750,000.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

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

On September 27th, 2007, the Company issued an aggregate of 14,761 shares of its common stock to Whalehaven Capital Fund Limited upon the conversion of $14,761 of principal and interest due under a convertible note issued to Whalehaven Capital Fund Ltd. The convertible note is convertible into the Company’s common stock at the rate of $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2.

On October 10, 2007, the Company issued 16,823 shares of its common stock to Whalehaven Capital Fund Ltd. upon the conversion of $16,823 of principal and interest due under a convertible note issued to Whalehaven Capital Fund Ltd. The convertible note is convertible into the Company’s common stock at the rate of $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On October 11, 2007, the Company issued an aggregate of 218,500 shares of its common stock valued at $185,725 to employees (150,000) and executive officers (68,500).

On October 15, 2007, the Company issued an aggregate of 100,000 shares of its common stock valued at $80,000 to Richard Quintana (50,000 shares) and Michael Niccole (50,000) in connection with the acquisition of a Patent.

On October 17, 2007, the Company issued 10,000 shares of its common stock valued at $8,000 to the partners of Sommer & Schneider LLP, the Company’s securities counsel as partial payment of legal services rendered to the Company.

On November 6, 2007, the Company issued 114,545 shares of its common stock to Mark Basile, the Company’s CEO upon the cashless exercise of 140,000 warrants, exercisable at $.10 per share.

On November 6, 2007, the Company issued 20,000 shares of its common stock valued at $11,000 to the partners of Sommer & Schneider LLP.

On November 6, 2007, the Company issued an aggregate of 150,000 shares of its common stock valued at $82,500 to the members of its board of directors Mark Basile (50,000) Lorraine Yarde (50,000) and J. Richard Iler (50,000) as consideration for services rendered in the performance of their duties as directors of the Company.

On November 15th, 2007, the Company issued 17,507 shares of its common stock valued at $10,505 to A2E Technologies as partial consideration toward engineering services performed on behalf of the Company.

On November 16th, 2007, the Company escrowed 500,000 shares of its stock as collateral for extending the maturity of loans given by Joseph Panico and Jane Petri to the Company.

On November 16th, 2007, the Company granted 50,000 shares of common stock valued at $30,000 to Wendy Borow-Johnson as consideration for serving on the Board of the Company.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On December 4th, 2007 the Company issued 125,000 shares to Lighthouse Capital Insurance Company upon exercise of 125,000 warrants exercisable at $.30.

On December 4th, 2007 the Company issued 125,000 shares to Peter Thompson upon exercise of 125,000 warrants exercisable at $.30.

On December 4th, 2007 the Company issued 12,500 shares to Robert Casolaro upon exercise of 12,500 warrants exercisable at $.30.

On December 6th, 2007 the Company issued 9,135 shares to Fort Mason Partners LP upon exercise of 9,135 warrants exercisable at $.30. These warrants were assigned by Nite Capital to the benefit of Fort Mason Partners LP.

On December 6th, 2007 the Company issued 140,865 shares to Fort Mason Master LP upon exercise of 140,865 warrants exercisable at $.30. These warrants were assigned by Nite Capital to the benefit of Fort Mason Master LP.

On December 18th, 2007, the Company issued 67,857 shares of its common stock to The Naples Trust a related party upon the cashless exercise of 75,000 warrants, exercisable at $.10 per share.

On December 18th, the Company issued 100,000 shares of its common stock valued at $86,600 to Interactive Resources Group in accordance with a consulting agreement of like date.

On December 19th, 2007, the Company authorized the issuance of 100,000 shares of its common stock to BridgePointe Master Fund, Ltd as part of the conversion and Forebearance Agreement dated as of December 19, 2007. The shares were issued on January 28, 2008.

On December 20th, 2007, the Company issued 85,952 shares of its common stock to the company’s Chief Operating Officer upon the cashless exercise of 95,000 warrants, exercisable at $.10 per share.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

Stock Options

Stock option share activity and weighted average exercise prices for the years ended December 31, 2007 and 2006 were as follows:

	2007		2006
2005 Equity Incentive Plan	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	287,500	$1.65	375,000	$2.00
Options Granted	-	$-	350,000	$1.00
Options Cancelled	-		(187,500)	2.00
Options Exercised	(100,000)	$1.00	(250,000)	1.00
Outstanding - December 31,	187,500	$2.00	287,500	$1.65
Exercisable	187,500	$2.00	287,500	$1.65

	2007		2006
Other Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	2,150,000	$2.66	25,000	$.40
Options Granted	-	-	2,150,000	2.18
Options Exercised	(550,000)	.75	(25,000)	.40.
Outstanding - December 31,	1,600,000	$2.66	2,150,000	2.18
Exercisable	1,600,000	$2.66	1,850,000	2.35

The following table summarized information about stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price
$1.00 - $1.99	600,000	3.70	$1.28	600,000	$1.28
$2.00	437,500	2.50	$2.00	437,500	$2.00
$3.00	250,000	2.50	$3.00	250,000	$3.00
$4.00	250,000	2.50	$4.00	250,000	$4.00
$5.00	250,000	2.50	$5.00	250,000	$5.00

$1.00 - $5.00	1,787,500	2.95	$2.67	1,787,500	$2.67

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit (Continued)

Stock Options (Continued)

Warrants

	Warrants Outstanding			Warrants Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Price	Number Outstanding	Contracted Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$ .01-.1.99	43,250	4.10	$.06	43,250	$.06
$1.00-1.99	4,333,500	4.13	$1.06	4,333,500	$1.06
$2.00	235,198	3.69	$2.13	235,198	$2.13
$3.00	52,698	2.75	$3.40	52,698	$3.40
$4.00	126,349	3.19	$4.00	126,349	$4.00

	4,790,995	4.07	$1.21	4,790,995	$1.21

A summary of warrant activity for the year ended December 31, 2007 and 2006 is as follows:

	2007		2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance - January 1,	3,626,495	$1.17	475,495	$1.62
Warrants Granted	4,270,000	$.90	3,432,250	$1.27
Warrants Exercised	(3,105,500)	$.28	(281,250)	.80
Balance - December 31,	4,790,995	$1.21	3,626,495	$$1.17

Note 9 - Commitments and Contingencies

Employment Contracts

We have employment agreements with three of our executive officers, Mark Basile, Rick Iler and Lorraine Yarde.

Mr. Basile’s employment agreement, originally entered into in February 2002, and amended on February 6, 2006 has an initial term of five years from the date of the Amendment and a base salary of:

$360,000 for Calendar Year 2006
$500,000 for Calendar Year 2007
$560,000 for Calendar Year 2008
$620,000 for Calendar Year 2009
$700,000 for Calendar Year 2010

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options (Continued)

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

 On August 14, 2006, the Company entered into an amended three-year employment agreement with Lorraine Yarde with a base annual salary of $175,000 for calendar year 2007 $200,000,000 for the remainder of the term of the agreement. This was subsequently modified and effective as of August 17, 2007 to increase her salary to $215,000.

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

On August 4 , 2006, the Company entered into a three-year employment agreement with J. Richard Iler with a base salary of:

$180,000 for the first year of the agreement
$207,000 for the second year of the agreement
$238,050 for the third year of the agreement

Mr. Iler also receives $500 per month car allowance.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies (Continued)

  Employment Contracts (Continued)

  Upon signing the employment agreement, Mr. Iler also received options to purchase up to 400,000 shares of the Company’s common stock valued at $76,800. The options are exercisable at the following prices and subject to the vesting schedule set forth below.

Number of Options	Exercise Price	Vesting
200,000	$1.05	Immediately
100,000	$1.10	1 year from date of agreement
100,000	$1.00	2 years from date of agreement

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
$231,771

Rent expense under the office leases was approximately $125,565 and $99,623 for the years ended December 31, 2007 and 2006, respectively.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies (Continued)

Legal Proceedings

On March 10, 2008, the Company became the subject of a complaint entitle Arrow Electronics, Inc. v. bioMETRX Technologies, Inc. etal. The complaint was filed in the Supreme Court of the State of New York County of Nassau (Index No. 08-4900). The compliant alleges breach of contract and the plaintiff is seeking damages of $194,139.15. The Company intends to vigorously defend this action.

The Company is a defendant in a lawsuit titled Worldwide Electronic Solutions, L.L.C. v. Biometrx, Inc. etal. The action was filed in the Superior Court of the State of Arizona for the Country of Maricopa. The complaint alleged breach of contract and sought damages of approximately $190,000, the Company did not answer the complaint in that it believes that the Court had no jurisdiction. The Plaintiff obtained a default judgment and has filed and Application for Entry of Default. The Company intends on filing a motion to vacate the Default Judgment and has been in negotiations with the Plaintiff to settle this matter.

Note 10 - Income Taxes

At December 31, 2007 the Company had net operating loss carry forwards for Federal tax purposes of approximately $21,000,000 which are available to offset future taxable income, if any, from 2008 through 2028. Under Federal Tax Law IRC Section 382, certain significant changes including the reverse merger transaction of 2005, may restrict the utilization of these loss carry forwards.

At December 31, 2007, the Company had a deferred tax asset of approximately $9,000,000 representing the benefit of its net operating loss carry forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation of allowance of approximately $3,400,000.

Note 11 - Subsequent Events

Common Stock

On January 22, 2008, the Company issued 36,450 shares of its common stock to Whalehaven Capital Fund Ltd. upon the conversion of $36,450 of principal and interest due under a convertible note issued to Whalehaven Capital Fund Ltd. The convertible note is convertible into the Company’s common stock at the rate of $1.00 per share. These shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007.

On January 28th, 2008, the Company issued 75,000 to Nite Capital for the conversion of $37,500 in principal and interest under a forebearance note issued to Nite Capital. The note was convertible into the Company’s common stock at the rate of $.50 per share.

On January 28th, 2008 the company issued 39,200 shares and 19,200 shares to Nite Capital for the conversion of principal of $19,600 and further principal of $12,500 and $7,100 in interest respectively due under a convertible note issued to Nite Capital. The convertible note is convertible into the Company’s common stock at the rate of $.50 per share.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Subsequent Events (Continued)

Common Stock (Continued)

On January 29th and 30th, 2008, the Company issued 143,590 shares and 100,773 shares of its common stock to Whalehaven Capital Fund Ltd. upon the conversion of $119, 427 of principal and $2,754.41 in interest due under convertible and forebearance notes issued to Whalehaven Capital Fund Ltd. The convertible note is convertible into the Company’s common stock at the rate of $.50 per share. 100.773 shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007

On January 30, 2008 the Company amended our Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 100,000,000 shares.

On January 31st, 2008 the Company issued 82,873 shares of its common stock to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd. The convertible note was converted into common stock at the rate $.603 per share.

On February 14th, 2008 the Company issued 833,000 shares to various upon the exercise of 833,000 warrants to various individuals. The warrants were exercisable originally at $1.00, but the exercise price was subsequently offered to be lowered to $.30 in order to induce the parties to exercise these warrants.

The 833,000 shares were distributed to :

Joseph Panico	200,000 shares
Jane Peti	200,000 shares
Bruce Loewy	300,000 shares
Harborview Capital	100,000 shares
Gary Brinster	33,000 shares

On February 15th, 2008 the Company issued 25,000 shares to First Montauk and its designees in lieu of cash compensation pursuant to the Placement Agent Agreement.

On February 15th, 2008 the Company issued 750,000 shares upon the exercise of 750,000 warrants. The warrants were exercisable originally at $1.00, but the exercise price was subsequently lowered to $.30 in order to induce the parties to exercise these warrants.

On December 31, 2007, the Companies Board of Directors voted to increase the authorized common stock to 100,000,000 shares effective March 18, 2008.

On March 28th, 2008, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, registering shares of Common Stock issuable pursuant to the2008 Professional/Consultant Stock Compensation Plan. The S-8 will provide for the registration of 7,500,000 shares while limiting the number of shares which may be issued in any year to no more than 2,500,000 shares.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Subsequent Events (Continued)

Acquisition Agreement

On March 19, 2008, the Company entered into a agreement with Biometric Investors, LLC. (“BIL”) whereby the Company will seek to acquire the assets of Sequiam Corporation (‘Sequiam”). BIL is Sequiam’s secured creditor.

The agreement is subject to BIL’s ability to secure the timely possession of Sequiam’s assets and the lawful authority to transfer those assets to the Company, free and clear of all liens.

Marketing Agreement

On March 24th, 2008, bioMETRX and MasterLOCK agreed to amend the Cooperative Development and ,Marketing Agreement dated March 26, 2007. The agreement will now include an additional nine (9) products under this agreement.

ITEM 8A. CONTROLS AND PROCEDURES .

 Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2007 are effective.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.)

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .
Directors and Executive Officers

    The members of the Board of Directors serve until the next annual meeting of shareholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company:

Name	Age	Position	Held Position Since
Mark Basile	48	Chief Executive Officer and Chairman	2002

J. Richard Iler	54	Chief Financial Officer and Director	2006

Lorraine Yarde	37	Chief Operating Officer and Director	2005

Wendy Borow-Johnson	53	Director	2007

Mark R. Basile is the Company's founder, Chairman of the Board and CEO. Since founding the Company in 2001, Mr. Basile has been responsible for its overall strategic direction, capital transactions, business development, executive hires, and the management of its overall operations. Mr. Basile has assembled a highly qualified team, completed the introduction of the first products, and developed strong relationships with prospective industry partners. In 1999, Mr. Basile founded and became CEO of Sickbay Health Media, Inc., a publicly owned company. During his tenure at Sickbay, Mr. Basile led several diverse initiatives and operations including the repositioning of the company to reflect the internet marketplace in which it competed directly with WebMD, the acquisition of publisher Healthline Publications and expanded the company’s health information content and distribution. Mr. Basile left Sickbay in April 2001. Mr. Basile is also one of the co-founding members of the eHI - e-Health Initiative , the single largest not-for-profit trade organization that promotes awareness and develops platforms for electronic health through interactivity of its membership. Mr. Basile began his career as a private practice attorney in 1988. Mr. Basile received a BS in Economics and BA in Political Science from Hofstra University in 1985, and a Juris Doctorate from Touro Law School in 1988.

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

Wendy Borow-Johnson was named to the Company’s Board of Directors on November 14, 2007. In connection with this election the Company issued Ms. Borow-Johnson fifty-thousand (50,000) shares of its common stock. MS Borow-Johnson was formally a consultant to the Company and briefly served as President of the Company’s wholly owned subsidiary smartTOUCH Medical, Inc. Ms. Borow-Johnson just completed serving as the President of Healthy Living Channel and as the Senior Vice President of the Networks Group of Turner Media Group, Inc. The Networks Group includes Healthy Living Channel, iShop, Beauty and Fashion, Men's Channel, Mall TV, Resorts and Residence TV, iDrive and America's Preview Network. She was responsible for overseeing programming, network development, and distribution and cross media marketing of lifestyle transactional networks. Prior to joining Turner Media Group, Inc., Ms. Borow-Johnson served on the Board of Directors of Brands Shopping Network, Inc. and was President of Television, securing 30 million cable and satellite homes and 25 name brand retailers for Brands Shopping Network. She was the President and Chief Executive Officer of RnetHealth Inc., a publicly traded company, and was the President and Chief Executive Officer of Recovery Television Network. She was the first woman Vice President of the American Medial Association. Ms. Borow-Johnson has been a consultant to over 15 major on line and media companies including ATT, Insight Digital Cable and AOL and has worked on Direct to Consumer advertising campaigns on more than 25 pharmaceutical and consumer packaged good products. She is a consultant to investment banking groups on media and emerging technology. She is a frequent speaker, talk show guest and expert on integrated advertising, transaction based media and communications. Ms. Borow-Johnson is a Phi Beta Kappa Magna Cum Laude graduate of Goucher College and was named alumni of the decade for the 1970’s. She has a Masters Degree in Counseling from Goddard College and a certificate in psychotherapy from Harvard’s Judge Baker Guidance Center.

The Company has not established an Audit Committee of the Board of Directors, or any other committee of the Board, but is actively seeking directors to serve in this capacity.

Compensation of Directors

The Company has no established compensation plan for its Board of Directors. However, on November 6, 2007 the Company issued an aggregate of 150,000 shares of its common stock to the members of its Board of Directors Mark Basile (50,000), Lorraine Yarde (50,000) and J. Richard Iler (50,000) as consideration for their services in the performance of their duties as directors of the Company.

On November 16, 2007, the Company issued 50,000 shares of its common stock to Wendy Borow-Johnson as consideration for joining the Company’s Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. During fiscal 2007, each of J. Richard Iler the Company’s Chief Financial Officer, Mark Basile the Company’s Chief Executive Officer and Lorraine Yarde the Company’s Chief Operating Officer each filed one late Form 4. The Company believes with the exception of the of the foregoing, all Reporting Persons timely complied with all filing requirements applicable to them furing fiscal 2007.

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

Item 10. Executive Compensation

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2005, 2006 and 2007. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.
SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)		All other and annual Compensa-tion and LTIP Payouts ($)		Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Mark Basile	2007	$373,461	$		$			180,000
President, CEO and	2006	$370,384		80,000		18,000	1,250,000	—
Chairman	2005	$360,000		—		—	187,500	—

Lorraine Yarde	2007	$191,186			$			250,000
Chief Operating Officer	2006	$150,577		—		7,500	850,000	150,000
	2005	33,334		—		—	25,000	—

J. Richard Iler	2007	$196,923			$			100,000
Chief Financial Officer	2006	49,538		—		9,500	400,000	100,000
	2005	—		—		—	—	—

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

(*These options are included in the Company’s 2005 Equity Incentive Plan and were exercised cashlessly )

After the initial term, Mr. Basile’s agreement automatically renews for additional one-year periods. Under the terms of this agreement, any accrued compensation may be converted into shares of the Company’s common stock at $2.00 per share. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

On January 23, 2007, the Company issued 80,000 shares of its common stock to Mark Basile in exchange for Mr. basile foregoing 140,000 of his 2007 salary.

On August 14, 2006, the Company entered into a three-year employment agreement with Lorraine Yarde with a base annual salary of $175,000, on August 14, 2007 the Company agreed to raise her annual compensation to $215,000 effective immediately and to $300,000 beginning August 2008.

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
Chief Financial Officer

2005 Incentive Stock Option Plan

The Company, in 2005, adopted a 2005 Equity Incentive Plan (the “Plan”). The Plan designates and authorizes the Board of Directors to grant or award to eligible participants of the Company and its subsidiaries and affiliates, until December 2015, stock options, stock appreciation rights, restricted stock performance stock awards and Bonus Stock awards for up to 1,250,000 shares of common stock of the Company. The Company issued _______ options and/or bonus shares under the plan.

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

12.   2008 Professional/Consultant Stock Compensation Plan. Effective March 13th, 2008, the Company’s Board of Directors registered with the SEC, a Form S-8 Registration, provide compensation in the form of Common Stock of the Company to eligible consultants that have previously rendered services or that will render services during the term of this 2008 Professional/Consultant Stock Compensation Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2007, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Name and Address	Number of Shares		Percentage
Mark Basile	3,824,955	(1)(2)	18.25%
500 N. Broadway
Jericho, NY 11753

J. Richard Iler	512,500	(3)	2.6%
500 N. Broadway
Jericho, NY 11753

Lorraine Yarde	1,068,545	(4)	5.3%
500 N. Broadway
Jericho, NY 11753

The Naples Trust (5)	1,178,457		6.3%
736 Carlisle Road
Jericho, NY 11753

Wendy Borow-Johnson	50,000		.3
500 N. Broadway
Jericho, NY 11753

Russell Kuhn	1,614,307	(6)	8.2%
8680 Greenback Lane
Orangevale, CA 95662

BridgePointe Master Fund Ltd.	1,100,000	(7)	5.3%
c/o Roswell Capital Partners, LLC
1125 Sanctuary Parkway, Suite 725
Alpharetta, GA 30004

Linden Growth Partners Master Fund, LP	1,149,000		5.8%
718 South State Street
Clarks Summit, PA 18411

Officers and directors as a group 4 persons) (1)(2)(3)(4)(5)	5,456,000		32.75%

(1)	Includes 1,178,457 shares held by The Naples Trust. Mr. Basile’s mother-in-law is the trustee for The Naples Trust and Mr. Basile’s wife is the beneficiary.

(2)	Includes 1,215,000 shares of common stock issuable upon the exercise of stock options and warrants to purchase a like number of shares.

(3)	Includes 275,000 shares of common stock issuable upon the exercise of stock options and warrants to purchase a like number of shares.

(4)	Includes 295,000 shares of common stock issuable upon the exercise of stock options and warrants to purchase a like number of shares.

(5)	Mr. Basile’s mother-in-law is the trustee for The Naples Trust and Mr. Basile’s wife is the beneficiary.

(6)	Includes 29,511 shares of common stock issuable upon the exercise of warrants to purchase a like number of shares.

(7)
Includes stock underlying a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share. Does not include shares underlying a convertible debenture in the principal amount of $700,000 as of March 25, 2009 in that these shares would not be deemed beneficially owned within the meaning of Sections 13(d) and 13(g) of the Exchange Act before their acquisition by BridgePointe Master Fund Ltd. Eric Swartz, who hold voting and dispositive power with respect to the securities held by BridgePointe Master Fund Ltd., disclaims beneficial ownership of such securities. The debenture and warrant contain language restricting the shareholder from owning in excess of 4.99% of the Company’s common stock at any given time.

As ownership of shares of the Common Stock by each of the Company’s directors and executive officers is included within the foregoing table, and as the Company currently employs no additional executive officers, no separate table has been provided to identify Company stock ownership by management personnel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 6, 2008, the Company issued The Incredible Card Company 150,000 restricted shares of its common stock as consideration for the purchase of a patent. Mark Basile, the Company’s Chairman and Chief Executive Officer, is a former officer and director of he Incredible Card Company.

On January 22, 2007, the Company issued 50,000 shares of its common stock to Mark Basile as consideration for Mr. Basile providing the Company his personal guarantee in connection with the opening of a Letter of Credit in the amount of $1,040,000.

On January 23, 2007, the Company issued 80,000 shares of its common stock in exchange for Mr. Basile foregoing $140,000 of his 2007 salary.

On April 24, 2007, the Company issued 140,000 shares of its common stock and 140,000 warrants exercisable at $1.00 per share to Mark Basile as consideration for providing the Company a loan in the principal amount of $130,000.

On May 21, 2007 the Company issued 50,000 shares of its common stock and 50,000 warrants exercisable at $1.00 per share to Lorraine Yarde, the Company’s Chief Operating Officer as consideration for providing the Company a loan in the principal amount of $50,000.

On June 15, 2007, the Company issued 45,000 shares of its common stock and 45,000 warrants exercisable at $1.00 per share to Lorraine Yarde as consideration for providing the Company a loan in the principal amount of $45,000.

On June 18, 2007, the Company awarded Lorraine Yarde 150,000 shares of common stock as a bonus for securing an increased purchase order form The Home Depot and an additional purchase order from MasterLOCK.

On June 18, 2007, the Company issued 75,000 shares of its common stock and 75,000 warrants exercisable at $1.00 per share to The Naples Trust, of which Mark Basile is a related party, as consideration for providing the Company a loan in the principal amount of $75,000.

On June 28, 2007, the Company issued 75,000 shares of its common stock and 75,000 warrants exercisable at $1.00 per share to J. Richard Iler , the Company’s Chief Financial Officer as consideration for providing the Company a loan in the principal amount of $75,000.

On July 25, 2007, the Company issued 25,000 shares of its common stock and 25,000 warrants exercisable at $1.00 per share to Mark Basile as consideration for providing the Company a loan in the principal amount of $25,000.

On July 25, 2007 the Company issued 150,000 shares of its common stock to Mark Basile as consideration for Mr. Basile providing the Company his personal guarantee in connection with the opening of an escrow agreement in the amount of $750,000.

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

Item 14. Principal Accountant Fees and Services.

Audit Fee

    The aggregate fees billed for the most recent fiscal year for professional services rendered by the principal accountant for the audit of bioMETRX, Inc. and Subsidiary’s annual financial statement and review of financial statements included in bioMETRX, Inc. and Subsidiary’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $________ and $84,000 for years ended 2007 and 2006, respectively.

Audit-Related Fees

There were no audit related fees for the fiscal year ended 2007.

Tax Fees

    Fees for tax compliance, tax advice and tax planning for the years 2007 and 2006 was $-0-.

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

bioMETRX, INC.

Dated: April 15, 2007	By:	/s/ Mark Basile
Mark Basile, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2007	By:	/s/ Mark Basile
Mark Basile, Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2007	By:	/s/ J. Richard Iler
J. Richard Iler, Chief Financial Officer and Director (Principal Accounting Officer)

Dated: April 15, 2007	By:	/s/ Lorraine Yarde
Lorraine Yarde, Chief Operating Officer and Director