Form 10-Q
period 2008-03-31
BioMETRX
filed 2008-05-15
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended
March 31, 2008	Commission File No. 0-15807

BIOMETRX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	31-1190725
(State or jurisdiction of incorporation or organization	(IRS Employer Identification No.)

500 North Broadway, Suite 204, Jericho, NY	11753
(Address of Principal Executive Office)	(Zip Code)

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

Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of May 5, 2008 was 23,922,204

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Stockholders Equity (Deficit)	5

Condensed Consolidated Statements of Cash Flows	6

Notes to the Condensed Consolidated Financial Statements	7-21

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2008	December 31,2007

ASSETS
Current Assets:
Cash	$622	$108,756
Accounts Receivable	-	183,920
Stock Subscriptions Receivable	-	225,000
Prepaid Expenses	47,298	61,034
Inventories	298,062	286,123

Total Current Assets	345,982	864,833

Property and Equipment, net	110,126	92,170

Other Assets:
Deferred Finance Costs, net	19,706	53,192
Security Deposit	17,045	17,045
Patents	869,950	869,530
Total Other Assets	906,701	939,767

TOTAL ASSETS	$1,362,809	$1,896,770

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
8% Convertible Notes, net of unamortized discounts	$995,358	$997,544
Convertible Forbearance Notes, net of unamortized discounts	241,943	258,292
Notes Payable - Related Parties	395,000	410,000
Notes Payable - Other	827,434	1,004,088
Accounts Payable	1,009,223	1,052,541
Patent Payable	95,000	100,000
Accrued Taxes Payable	460,698	299,405
Accrued Payroll	30,725	21,304
Accrued Interest	302,106	213,032

Total Current Liabilities	4,357,487	4,356,206

Long-Term Liabilities:	-	-

TOTAL LIABILITIES	4,357,487	4,356,206

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized;
19,378,387 and 16,598,791 shares issued and outstanding	19,378	16,599
Common Stock Subscribed	-	750
Common Stock Held in Escrow	(400,000)	(400,000)
Additional Paid-In-Capital	34,593,050	33,881,513
Deferred Finance Costs	(46,360)	(233,814)
Deficit Accumulated in the Development Stage	(37,160,746)	(35,724,484)

Total Stockholders' Deficit	(2,994,678)	(2,459,436)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,362,809	$1,896,770

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For The Three Months Ended March 31 (Unaudited)

	2008	2007

Revenues - net	$2,743	$-

Cost of Goods Sold	16,274	-

Gross Margin	(13,531)	-

Operating Expenses:

General and Administrative Expenses	556,162	1,378,823
Research and Development Expenses	4,669	58,238
Total Costs and Expenses	560,831	1,437,061

Loss before Other Income (Expense)	(574,362)	(1,437,061)

Other Income (Expense):
Value of Common Stock and Options Cancelled		-
Interest Income	2,719	1,718
Interest Expense and Finance Costs	(864,619)	(1,575,803)
Total Other Income (Expense)	(861,900)	(1,574,085)

Net Loss	(1,436,262)	(3,011,147)

Net Loss per Common Share - Basic and Diluted	$(0.08)	$(0.33)

Weighted Average Common Shares - Outstanding - Basic and Diluted	16,897,844	9,037,011

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (Unaudited)

	Common Stock
	Shares	Amount	Common Shares Held in Escrow	Common Stock Subscribed	Additional Paid In Capital	Deferred Finance Costs	Accumulated Deficit	Total

Balance, January 1, 2008	16,598,791	$16,599	$(400,000)	$750	$33,881,513	$(233,814)	$(35,724,485)	$(2,459,437)

Common Stock Issued for Prepaid Expenses	100,000	100			64,900			65,000

Common Stock Issued in Connection with Cashless Exercises	153,809	154			(154)			-

Collection of Stock Subscription Receivable	750,000	750		(750)				-

Common Stock Issued as Payment for Accounts Payable and Accrued Expenses	322,066	322			80,194			80,516

Common Stock Issued In Connection with Conversion of Notes Payable	1,428,721	1,428			566,622	3,230		571,280

Commissions paid on Equity Raises	25,000	25			(25)			-

Amortization of Deferred Finance Costs						184,224		184,224

Net Loss for the period January 1, 2008 to March 31, 2008							(1,436,262)	(1,436,262)

Balance March 31, 2008	19,378,387	$19,378	$(400,000)	$-	$34,593,050	$(46,360)	$(37,160,747)	$(2,994,679)

BIOMETRX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31 (Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(1,436,262)	$(3,011,147)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	226,417	872,474
Amortization of Deferred Finance Costs	570,329	1,387,732
Depreciation	5,627	2,206

Change in Operating Assets and Liabilities:

Decrease in Accounts Receivable	183,920	-
Decrease in Prepaid Expenses	78,736	10,918
(Increase) in Inventories	(11,939)	(167,837)
Decrease in Deposits on Inventory	-	57,197
Increase (Decrease) in Accounts Payable	5,198	(6,053)
Increase in Accrued Liabilities	256,076	116,046
Increase in Accrued Payroll	9,421	-
Net Cash Used in Operating Activities	(112,477)	(738,464)

Cash Flows from Investing Activities:

Capital Expenditures	(24,003)	(1,131)

Net Cash Used in Investing Activities	(24,003)	(1,131)

Cash Flows from Financing Activities:
Restricted Cash	-	(169,316)
Collection of Common Stock Subscribed	225,000	-
Proceeds from Related Party notes	22,500	-
Proceeds from Issuance of 8% Convertible Notes	-	1,500,000
Repayment of Related Party Loans	(37,500)	-
Repayments of Loans	(176,654)	-
Patent Payable payment	(5,000)	-
Deferred Finance Costs	-	(255,000)
Net Cash Provided by Financing Activities	28,346	1,075,684

Net Increase (Decrease) in Cash	(108,134)	336,089

Cash, Beginning	108,756	15,081

Cash, Ending	$622	$351,170

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$5,089	$-

Income Taxes	$-	$-

Supplemental Disclosures of Cash Flow Information:

Non Cash Financing Activities:

Common Stock Issued for Patents	$-	$664,500

Common Stock Issued for Services	$32,000	$-

Beneficial Conversion Feature of Convertible Notes	$-	$1,500,000

Cashless Exercise of Stock Options - Related Parties	$153,809	$100,000

Common Stock Issued as Payment of Accounts Payable	$48,516	$-

Common Stock Issued to pay Notes Payable and Accrued Interest	$-	$87,500

Issuance of Warrants to pay Accrued Intetrest Payable on Notes Payable	$-	$29,060

Common Stock Issued for Conversion of Convertible Notes Payable	$764,882	$-

Issuance of Common Stock for Prepaid Expenses	$65,000	$18,900

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

The Company has incurred a net operating loss of $1,436,262 for the three months ended March 31, 2008 and has a working capital deficit of $4,011,505 at March 31, 2008. The Company’s ability to generate revenues continues to be impeded by the limitation of capital necessary to manufacture products despite having substantial purchase orders. The Company’s net cash used in operations during this quarter was $112,477. The Company though optimistic about internally generating cash flow sufficient to meet recurring expenses remains dependent upon raising additional capital These factors raise substantial doubt about the Company’s ability to continue as a going concern, though the Company has raised additional funds.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity, or some combination thereof.

There can be no assurances that the Company will be able to raise the additional funds it requires.

During 2007 the Company exited the development stage since principal operations commenced.

    Reclassifications

Certain items in these unaudited condensed consolidated financial statements from the prior period have been reclassified to conform to the current period presentation.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 - Property and Equipment

Property and equipment at March 31, 2008 consist of the following:

Office and Computer Equipment and Software	$88,964
Tooling and Dies	95,221
Total	184,185
Less: Accumulated Depreciation	74,059
$110,126

Depreciation expense was $5,627 and $2,206 for the three months ended March 31, 2008 and 2007, respectively.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Notes Payable

Notes payable at March 31, 2008 consist of the following:

Notes payable to private investors; bearing interest at 10%
per annum and due May 15, 2008.	$800,000

The loans are evidenced by 10% Promissory Notes due May 15, 2008.  The Company entered into an extension Agreement dated August 27th, 2007 (“Extension Agreement”) whereby the lenders agreed to extend the Notes to May 15, 2008. Such Extension Agreement was entered into in contemplation of a proposed financing for the Company in an amount of up to $1,000,000.
Note Payable, Alpha Capital	27,434

$827,434

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Notes Payable - Related Parties

Notes payable - related parties at March 31, 2008 consist of the following:

Notes payable to various officer and directors; bearing interest at 12%
per annum and are due as follows with overdue notes currently in default:

On Demand	$5,000
October 2007	130,000
November 2007	50,000
December 2007	185,000
January 2008	25,000
$395,000

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended March 31, 2008 was $186,012, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

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

On October 10, 2006 the Company amended the exercise price of the 1,600,000 Class A Warrants relating to the above referenced Private Placement from $1.75 to $1.00. Subsequently, the Company offered to lower the exercise price to the investors to $.30 if the investors would exercise in cash in lieu of a cashless exercise.

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended March 31, 2008 was $154,268, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

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

The Company recorded a debt discount in the amount of $387,437 to reflect the beneficial conversion feature of the forbearance convertible debt. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force (“EITF”)00-27 Application of EITF No. 98-5. “Accounting for Convertible Securities with Benefical Conversion Features or Contingently Adjustable Conversion Ratios,” to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the benefical conversion feature and recorded this amount as a reduction of the carrying amount of the convertible debt and as an addition to paid-in capital.

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended March 31, 2008 was $53,242.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Convertible Notes (Continued).

    During the three months ended March 31, 2008, 1,428,721 shares were issued to convert convertible debt of $540,526 to stock, and to pay accrued interest payable of $5,709 and current interest of $20,736.  Additionally, upon conversion $13,034 of deferred finance costs and debt conversion costs of $194,417 was included in interest expense. The remaining balance outstanding on the notes is $1,237,301.

Note 7 - Stockholders’ Deficit

    On January 30, 2008 , the Company filed an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 whereby it amended its Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 100,000,000.

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

Common Stock

On January 2, 2008 the Company’s Chief Operating Officer, Lorraine Yarde was issued 85,952 shares in a cashless exercise of 95,000 warrants exercisable at $.10 per share.

On January 2, 2008 a related party note holder was issued 67,857 shares in a cashless exercise of 75,000 warrants exercisable at $.10 per share.

On January 30, 2008 the Company issued 100,000 shares of its common stock valued at $65,000 to IRG for services of $39,000 and prepaid services of $26,000 pursuant to a consulting agreement between the Company and IRG.

On February 15, 2008 the Company issued 25,000 shares of its common stock valued at $11,275 to First Montauk Securities in payment of a commission on equity raised.

On March 31, 2008 the Company issued 322,066 shares of its common stock valued at $80,516 to its legal counsel for legal services rendered in the ordinary course of business. The shares were issued under the 2008 Plan.

On January 22, 2008, the Company issued 20,180 shares of its common stock to Whalehaven Capital Fund Ltd. upon conversion of $19,300 principal amount of a convertible debenture issued to Whalehaven Capital Fund Ltd. in the aggregate principal amount of $500,000, and $880 related interest expense accrued to the conversion date.

On February 15, 2008, the Company issued 750,000 shares of its common stock to Linden Growth Partners upon the exercise of a like number of warrants. The warrants were originally exercisable at $1.00 per shares, but the Company lowered the exercise price to $.30 to induce the holders to exercise the warrants.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 24, 2008 the Company issued 82,873 shares of its common stock to BridgePointe Master Fund, Ltd. upon conversion of $50,000 principal amount of a convertible debenture issued to BridgePointe Master Fund, Ltd. in the aggregate principal amount of $1,000,000.

On January 25, 2008, the Company issued 80,428 shares of its common stock to Nite Capital upon conversion of $36,999 principal amount of a convertible forbearance debenture issued to Nite Capital in the aggregate principal amount of $36,999, and related accrued interest payable of $3,215.

On January 25, 2008, the Company issued 114,200 shares of its common stock to Nite Capital upon conversion of $12,500 principal amount of a convertible debenture issued to Nite Capital in the aggregate principal amount of $150,000, and $7,100 related interest expense accrued to the conversion date.

On January 28, 2008, the Company issued 123,509 shares of its common stock to Whalehaven Capital Fund Ltd. upon conversion of $59,000 principal amount of a convertible debenture issued to Whalehaven Capital Fund Ltd. in the aggregate principal amount of $500,000, and $2,754 related interest expense accrued to the conversion date.

On January 28, 2008, the Company issued 120,854 shares of its common stock to Whalehaven Capital Fund Ltd. upon conversion of $60,427 principal amount of a convertible forbearance debenture issued to Whalehaven Capital Fund Ltd. in the aggregate principal amount of $120,855.

On February 20, 2008 the Company issued 117,647 shares of its common stock to BridgePointe Master Fund, Ltd. upon conversion of $50,000 principal amount of a convertible debenture issued to BridgePointe Master Fund, Ltd. in the aggregate principal amount of $1,000,000.

On March 7, 2008 the Company issued 117,647 shares of its common stock to BridgePointe Master Fund, Ltd. upon conversion of $50,000 principal amount of a convertible debenture issued to BridgePointe Master Fund, Ltd. in the aggregate principal amount of $1,000,000.

On March 10, 2008 the Company issued 23,529 shares of its common stock to Osher Capital Partners upon conversion of $10,000 principal amount of a convertible debenture issued to Osher Capital Partners in the aggregate principal amount of $50,000.

On March 13, 2008 the Company issued 52,950 shares of its common stock to Alpha Capital AG upon conversion of $19,800 principal amount of a convertible debenture issued to Alpha Capital AG in the aggregate principal amount of $400,000, and $2,704 related interest expense accrued to the conversion date.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 26, 2008, the Company issued 111,539 shares of its common stock to Osher Fund upon conversion of $25,000 principal amount of a convertible debenture issued to Osher Fund in the aggregate principal amount of $50,000, and related accrued interest payable of $2,494.

On March 26, 2008 the Company issued 185,973 shares of its common stock to BridgePointe Master Fund, Ltd. upon conversion of $50,000 principal amount of a convertible debenture issued to BridgePointe Master Fund, Ltd. in the aggregate principal amount of $1,000,000.

On March 27, 2008 the Company issued 277,392 shares of its common stock to Alpha Capital AG upon conversion of $60,000 principal amount of a convertible debenture issued to Alpha Capital AG in the aggregate principal amount of $400,000, and $8,377 related interest expense accrued to the conversion date.

2008 Professional /Consultant Stock Compensation Plan

On March 13, 2008, the Board of Directors adopted the Company's 2008 Professional/Consultant Stock Compensation Plan ("2008 Plan"). The purpose of the 2008 Plan is to provide compensation in the form of the Company's common stock to eligible consultants who render services to the Company.

The total number of shares of the Company's common stock that may be issued under the 2008 Plan is 7,500,000. For each 12 month period during which the Plan is effective, the number of shares issued under the 2008 Plan is limited to 2,500,000. As of March 31, 2008 there were 322,066 shares issued under the 2008 Plan.

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

STOCK OPTIONS:

Stock option share and activity and weighted average exercise price under these plans for the three months ended March 31, are as follows:

	2008		2007
2005 Equity Incentive Plan:	Number of Options	Weighted Average Exercise Exercise Price	Number of Options	Weighted Average Exercise Exercise Price

Balance - January 1,	187,500	$2.00	287,500	$1.65

Options Granted	-	-	-	$-

Options Exercised	-	-	-	$-

Balance - March 31,	187,500	$2.00	287,500	$1.65

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

	2008		2007
Other Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	1,600,000	$2.66	2,150,000	$2.66

Options Granted	-	-	-	-

Options Exercised	-	-	(250,000)	0.40

Balance - March 31,	1,600,000	$2.66	1,900,000	$2.69

The following table summarized information about stock options at March 31. 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price

$1.00 - $1.99	600,000	3.45	$1.28	600,000	$1.28
$2.00	437,500	2.25	$2.00	437,500	$2.00
$3.00	250,000	2.25	$3.00	250,000	$3.00
$4.00	250,000	2.25	$4.00	250,000	$4.00
$5.00	250,000	2.25	$5.00	250,000	$5.00

$1.00 - $5.00	1,787,500	2.65	$2.67	1,787,500	$2.67

STOCK WARRANTS:

A Summary of warrant activity for the three months ended March 31, 2008 and 2007 Is as follows:

	2008		2007

	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance - January 1,	4,790,995	$1.21	3,626,495	$1.17

Granted	-	-	2,270,000	$0.71

Exercised	-	-	(25,000)	$1.00

Balance - March 31,	4,790,995	$1.21	5,871,495	$0.90

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

The following table summarizes Information about stock warrants at March 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contracted Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price

$ .01-.99	43,250	3.85	$0.06	43,250	$0.06
$1.00-1.99	4,333,500	3.88	$1.06	4,333,500	$1.06
$2.00	235,198	3.44	$2.13	235,198	$2.13
$3.00	52,698	2.50	$3.40	52,698	$3.40
$4.00	126,349	2.94	$4.00	126,349	$4.00
	4,790,995	3.82	$1.21	4,790,995	$1.21

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
$284,698

Rent expense under the office leases was approximately $40,724 and $23,143 for the three months ended March 31, 2008 and 2007, respectively.

Note 8 - Commitments and Contingencies (Continued)

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is a defendant in a lawsuit titled Worldwide Electronic Solutions, L.L.C. v. Biometrx, Inc. etal. The action was filed in the Superior Court of the State of Arizona for the Country of Maricopa. The complaint alleged breach of contract and sought damages of approximately $190,000, the Company did not answer the complaint in that it believes that the Court had no jurisdiction. The Plaintiff obtained a default judgment and has filed and Application for Entry of Default. On May 14, 2008, the Company entered into a settlement agreement with the Plaintiff.

Note 9- Subsequent Events

On April 1st , 2008, the Company issued 100,000 restricted shares of its common stock valued at $21,500 to Interactive Resources Group, Inc. (“IRG”) pursuant to a consulting agreement between the Company and IRG.

On April 2nd, 2008 the Company issued 620,000 shares to Mr. Basile, its Chief Executive Officer in lieu of re-paying Mr. Basile $75,000 of the $155,000 of notes, and the remaining debt of $80,000 shall be extended for a six month period, to become due and payable on October 2, 2008.

On April 8th, 2008, the Company issued 31,250 shares of its common stock to Audit Committee Consulting Team valued at $7,500 as partial payment in consideration of its assistance with the Company’s compliance with Sarbanes Oxley 404.

On April 9th, 2008 the Company issued its Chief Operating Officer, Lorraine Yarde, 123,457 shares of its common stock in lieu of $16,667 salary due her from August 2007 through December 31, 2007.

On April 9th, The Company issued its Chief Financial Officer, J. Richard Iler 54,730 shares of common stock for giving the Company a promissory note in the amount of $75,000 with a maturity date of December 31, 2007. The Company issued him 75,000 warrants exercisable at $1.00 per share as additional consideration for providing the note and that in the event of default the exercise price would be automatically reduced to $.10 per share. Mr. Iler has exercised these warrants on a cashless basis utilizing a current market price of $.37 per share.

On April 14th, 2008 the Company issued 109,090 shares valued at $32,750 to the law firm of Sichenzia, Ross, Friedman, Ference in consideration of legal services for the preparation of a registration statement on Form S-8 in connection with the 2008 Professional/Consultant Compensation Plan.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 17th, 2008 the Company issued 185,973 shares to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd. The convertible note was converted into common stock at the rate $..27 per share

On April 21st, 2008 the Company was extended a 12% Secured Convertible Promissory Note in the amount of $250,000 from Biometrics Investors Limited, LLC in conjunction with the Company entering into a non-binding agreement to purchase the assets of Sequiam, Inc. The proceeds were to be applied to costs the Company is to incur in the transfer of the assets upon the foreclosure of Sequiam by Biometrics Investors Limited, LLC. The loan is to mature or convert at the earlier of the Company raising additional financing in the amount of $3,000,000 or October 30, 2008.

On April 29th, 2008, the Company raised $887,500 by the sale of 4,920,555 shares of its common stock with 2,460,278 warrants exercisable for five years at $1.00.

On April 29th, 2008, the Company issued 217,381 shares of its common stock pursuant to the conversion of the principal ($50,000) of a convertible debenture in the original principal amount of $1,000,000. The conversion rate was equal to $0.23.

On April 30th, 2008 the Company issued 149,349 shares of its common stock to Osher Capital in consideration of conversion of the remaining $25,000 of a convertible note dated December 29, 2006 and $2,644 of interest. The shares were converted at a price of $.18 per share. On this same day, The Company issued 309,732 shares of it s common stock to Alpha capital in consideration of its conversion of $50,000 of the principal and $7.331 of interest on the convertible note dated June 29th, 2006.

On April 30th, 2008, the Company issued 2,000,000 shares of its common stock to its Chief Executive Officer Mark Basile in consideration of his foregoing $200,000 of his 2008 salary increase. The Company issued 500,000 shares each to its Chief Operating Officer and Chief Financial Officer in exchange for their forebearance of salary increases of $50,000 each in 2008.

On May 1st, 2008, the Company issued 18,919 shares of its common stock under its 2008 Plan to David Bolton, Esq. in consideration of $7,000 in legal services previously performed on behalf of the Corporation.

On May 2nd, 2008, The Company issued 43,243 shares of its common stock under its 2008 Plan to Tim Singleton the owner of Achieve IT in consideration of $16,000 of services previously performed by Achieve IT on behalf ofthe Corporation.

On May 6th, 2008 the Company issued 21,429 shares of its common stock under its 2008 Plan to Audit Committee Consulting Team LLC ("ACCT") pursuant to the letter agreement between the Corporation and ACCT dated April 3, 2008 and in consideration of the balance of $7,500.00 due to ACCT for consulting services performed on behalf of the Corporation by ACCT.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

The Company, through its wholly owned subsidiaries, designs, develops, engineers and markets biometrics-based products for the consumer home security, consumer electronics, medical records and medical products markets.

BioMETRX is focused on developing simple-to-use, cost-efficient, finger-activated, lifestyle products under the trade name smartTOUCH ༬Through its agreements with MasterLOCK, the Company also markets as MasterLOCK smartTouch. The Company’s product line includes biometrically enabled residential locks, central station alarm keypads, thermostats, garage/gate openers, medical crash carts and industrial medicine cabinets. Our products utilize finger recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

The Company operates its business through three (3) wholly owned subsidiaries, bioMETRX Technologies Inc., which conducts the product engineering and design, smartTOUCH Consumer Products, Inc., the consumer-based marketing and sales group and smartTOUCH Medical, Inc. which is designing and will market medical industry products.

The home security industry consists of garage door manufacturers, key and locks manufacturers and central station alarm monitoring companies, representing a $25 billion global market. bioMETRX develops market-specific products in this area which are being sold through retailers, dealers and direct to consumers in the United States. The company fulfilled significant orders in early October of its first product, the Garage Door Opener, also known as the MasterLock™ smartTouch GDO, and is attempting to continue manufacturing in anticipation of replenishment orders.

The Company has also developed a finger-activated thermostat (smartSTAT) that will be marketed   to the general public as well as small box retailers, restaurant chains and small business owners. The Company’s smartSTAT thermostat allows only authorized users the ability to access and change the HVAC settings, after they have been authenticated by placing their finger on a sensor built into the device. This provides consumers and small business owners complete control over the heating and cooling settings within their homes or business establishments by preventing unwanted tampering and hence offers direct energy and cost savings benefits, without the need to install a cumbersome, ineffective security box around the thermostat. The Company expects to test market this product to a select group of restaurant chains to better gauge the reception of the product.

The Company has completed some software enhancements on its smartSTIK product and has commenced distribution and fulfillment of an initial 1000 unit order to MasterLOCK in the fourth quarter of 2007. Through MasterLOCK and the Company’s own distribution channels, it expects a favorable sell-through, though it cannot offer specific guarantees as to the significance of the revenues which might be realized.

The Company is also developing technology for the medical products market. Currently, devices such as medical crash carts, rolling medicine drawers and cabinets and medical tool supply bins are either accessible in a hallway of a hospital or require medical personnel to enter a 4-digit PIN code to unlock these products. The Company is planning to develop technology to secure these items while simplifying the procedure so that the proper medical personnel can access them quickly when necessary.

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

Management’s plan of operations for the next twelve months is to raise additional capital, complete further development of its product line by expanding its engineering capacity and continue marketing the Company’s products and services through its disparate distribution channels such as MasterLOCK and other OEMs. The Company has recently executed an amended licensing agreement as well as a co-marketing/co-development agreement with MasterLock™ for its garage door opener and will now include nine (9) other products whereby all products will be marketed under the MasterLock™ smartTOUCH brand and the companies will jointly undertake development of new products. The Company has executed a non-binding agreement with Biometrics Investors, Ltd (“BIL”) the secured creditor of Sequiam Corporation (“Sequiam”) to acquire the assets of Sequiam’s subsidiaries which will expand the engineering and product offerings of the Company. The Company is confident that this acquisition will greatly accelerate its ability to bring products to market at a faster rate. In connection with this transaction BIL provided the Company a $250,000 bridge loan to be used primarily to assist the Company in the integration of the Sequiam assets. The Company expects it will require $3,000,000- 5,000,000 over the next 12 months to accomplish these goals, though it is anticipated that this will incrementally be raised in stages,and expects to be financed by the private sale of its securities and lines of credit with commercial banks for continuous manufacturing output of its products. At present there are no terms or commitments for additional financing. Home Depot has issued new and replenishment orders amounting to nearly $500,000 and the Company has received a further order of 5,000 units for its garage door opener from MasterLOCK. Further as the Company replenishes orders and maintain inventories, it will require additional financing until it is internally generating positive cash flow. As of this filing, additional financing through the sale of its securities or other financing will still be required in order to meet cash needs to bring the Company to profitability. There remain no assurances that the Company’s products and services may be commercially sold in sufficient volumes to attain such profitability. The Company’s balance sheet continues to reflect negative shareholder equity, though it has been reduced through the conversion of debt to equity. For the foreseeable year, the Company will be solely reliant on the attraction of additional equity in order for it to reflect shareholder equity unless revenues should exceed expectations for the current market ready products or other products planned for release during this fiscal year 2008.  Should the Company prevail in its efforts to attract capital and fulfill its delivery requirements of its new orders, it will require strict budget adherence in order to manage the many demands for capital.

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

Although market data on the use of automatic garage door openers is limited, management estimates that there are 30 million homes in the United States equipped with automatic garage doors. For many families, the automatic garage door opener has made the garage door the most frequently used door for entering and exiting the home. Consequently, there is a large potential market for the smartTOUCH™ Garage Door Opener which meets the consumer need for security and convenience combined. We were awarded a patent for this device with the United States Patents and Trademark Office in January, 2007.

The Company has been suffering from undercapitalization which has caused substantial delays in manufacturing this product in the quantities needed to fulfill orders.

As a result of its co-marketing agreement with MasterLock™, the GDO will be marketed under the co-brand name MasterLock™ smartTOUCH™ which the Company expects to accelerate product sell-through.

To date, in addition to the retail orders, the Company has received approximately 250 direct consumer on-line orders for the GDO unit and has shipped a portion of these orders to customers in the last 90 days.

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

Results of Operations

For the three months ended March 31, 2008 and 2007

For quarter ended March 31,2008, bioMetrx has generated minimal revenues of $2,743. During the quarter ended March 31, 2008, bioMetrx had net losses totaling $1,436,262, which was largely attributable to non-cash expenses relating to financing and issuances of stock . For the quarter ending March 31, 2008, bioMetrx’ general and administrative expenses totaled $ 556,162  or 99.2% of total expenses, while for the three months ended March 31, 2007 general and administrative expenses totaled $ 1,378,823 or 95.9% of total expenses. For the quarter ended March 31, 2008, bioMetrx stock-based compensation of $226,417 or 40.4% of expenses, as compared to $872,474 or 60.7 % of total expenses during the three months ended March 31, 2007. Research and development costs were $4,669 or 0.8 % of total expenses incurred in the period for the quarter ending March 31, 2008, while research and development costs during the quarter ended March 31, 2007 totaled $58,238 or 0.4% of total expenses.

Liquidity and Capital Resources

As of March 31,2008 bioMETRX had total assets of $1,362,809 and total current assets of $ 345,982. At March 31, 2008 bioMETRX had total liabilities of $4,357,487 and total current liabilities of $4,357,487. bioMETRX had negative working capital at March 30, 2008 of $4,011,505 and an equity deficit of $2,994,678. The Company has substantial purchase orders to fulfill upon receiving further capital and only expended $112,477 in operating activities. Because of this deficit, the Company’s ability to continue to operate and its future remains in question as a going concern unless additional capital is contributed or until such time as it generates revenues and become cash flow positive.

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

On January 28th, 2008, the Company issued 75,000 shares to Nite Capital for the conversion of $37,500 in principal and interest under a forbearance note issued to Nite Capital. The note was convertible into the Company’s common stock at the rate of $.50 per share.

On January 28th, 2008 the Company issued 39,200 shares and 19,200 shares to Nite Capital for the conversion of principal of $19,600 and further principal of $12,500 and $7,100 in interest respectively due under a convertible note issued to Nite Capital. The convertible note is convertible into the Company’s common stock at the rate of $.50 per share.

On January 29th and 30th, 2008, the Company issued 143,590 shares and 100,773 shares of its common stock to Whalehaven Capital Fund Ltd. upon the conversion of $119, 427 of principal and $2,754.41 in interest due under convertible and forbearance notes issued to Whalehaven Capital Fund Ltd. The convertible note is convertible into the Company’s common stock at the rate of $.50 per share. 100.773 shares were registered pursuant to a Registration Statement on Form SB-2 (SEC File No. 333-140628) which was declared effective by the SEC on June 25, 2007

On January 30, 2008 the Company amended our Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 100,000,000 shares.

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

The 833,000 shares were distributed to :

Joseph Panico	200,000 shares
Jane Petri	200,000 shares
Bruce Loewy	300,000 shares
Harborview Capital	100,000 shares
Gary Brinster	33,000 shares

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

On December 31, 2007, the Company's Board of Directors voted to increase the authorized common stock to 100,000,000 shares effective March 18, 2008.

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

bioMETRX is dependent on raising additional funding necessary to implement its business plan. bioMETRX’ auditors have issued a “going concern” opinion on the financial statement for the year ended December 31, 2007, indicating a working capital and net equity deficiency. These factors raise substantial doubt in bioMETRX’ ability to continue as a going concern, though it has recently raised over $885,000 through the sales of its common stock to accredited investors. If bioMETRX is unable to raise further funds or if revenues are insufficient to complete the development of its products and fund its operations, it is unlikely that bioMETRX will remain as a viable going concern.

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

COMMITMENTS

  We do not have any commitments that are required to be disclosed in tabular form as of March 30, 2007 and as of March 30,2008.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.)

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

The Company is a defendant in a lawsuit titled Worldwide Electronic Solutions, L.L.C. v. Biometrx, Inc. etal. The action was filed in the Superior Court of the State of Arizona for the Country of Maricopa. The complaint alleged breach of contract and sought damages of approximately $190,000, the Company did not answer the complaint in that it believes that the Court had no jurisdiction. The Plaintiff obtained a default judgment and has filed and Application for Entry of Default. On May 14, 2008, the Company entered into a settlement agreement with the Plaintiff.

Item 2: Changes in Securities and Use of Proceeds

(a) None

(b) None

(c) The Company has recently completed the sale of units to 13 accredited investors comprising 4,920,556 of its common stock and 2,460,278 four (4) year warrants exercisable at $1.00 raising gross proceeds of $885,700. The shares were sold at a price of $.18 and sold under an exemption 4(2) of the 1933 Act of the Securities Exchange Commission.

On January 2, 2008, the Company issued 85,952 shares of its common stock to Lorraine Yarde, the Company’s Chief Operating Officer. The shares were issued upon the cashless exercise of a warrant originally exercisable into 100,000 shares of the Company’s common stock. The exercise price of the warrant was $.10 per share.

On January 2, 2008, the Company issued 67,857 shares of its common stock to The Naples Trust. The shares were issued upon the cashless exercise of a warrant originally exercisable in 75,000 shares of the Company’s common stock. The exercise price of the warrant was $.10 per share.

On January 30, 2008, the Company issued 100,000 shares of its common stock to Interactive Resources Group, Inc. (“IRG”). These shares were issued as consideration pursuant to the terms of a consulting agreement between the Company and IRG.

On February 15, 2008, the Company issued 25,000 shares of its common stock to First Montauk Securities as payment of a commissions for monies raised on the Company’s behalf.

On January 24, 2008 the Company issued 82,873 shares of its common stock to BridgePointe Master Fund, Ltd. upon conversion of $50,000 principal amount of a convertible debenture issued to BridgePointe Master Fund, Ltd. in the principal amount of $1,000,000.

On January 25, 2008, the Company issued 80,428 shares of its common stock to Nite Capital upon conversion of $36,999 principal amount of a convertible forbearance debenture issued to Nite Capital in the aggregate principal amount of $36,999, and related accrued interest of $3,215.

On January 25, 2008, the Company issued 114,200 shares of its common stock to Nite Capital upon conversion of $50,000 principal amount of a convertible debenture issued to Nite Capital in the aggregate principal amount of $50,000, and $7,100 of accrued interest.

On January 28, 2008, the Company issued 123,509 shares of its common stock to Whalehaven Capital Fund Ltd. upon conversion of $59,000 principal amount of a convertible debenture issued to Whalehaven Capital Fund Ltd. in the principal amount of $500,000, and $2,754 of accrued interest.

On January 28, 2008, the Company issued 120,854 shares of its common stock to Whalehaven Capital Fund Ltd. upon conversion of $60,427 principal amount of a convertible forbearance debenture issued to Whalehaven Capital Fund Ltd. in the principal amount of $120,855.

On February 20, 2008 the Company issued 117,647 shares of its common stock to BridgePointe Master Fund, Ltd. upon conversion of $50,000 principal amount of a convertible debenture issued to BridgePointe Master Fund, Ltd. in the aggregate principal amount of $1,000,000.

On March 7, 2008 the Company issued 117,647 shares of its common stock to BridgePointe Master Fund, Ltd. upon conversion of $50,000 principal amount of a convertible debenture issued to BridgePointe Master Fund, Ltd. in the principal amount of $1,000,000.

On March 10, 2008 the Company issued 23,529 shares of its common stock to Osher Capital Partners upon conversion of $10,000 principal amount of a convertible debenture issued to Osher Capital Partners in the principal amount of $50,000.

On March 13, 2008 the Company issued 52,950 shares of its common stock to Alpha Capital AG upon conversion of $19,800 principal amount of a convertible debenture issued to Alpha Capital AG in the principal amount of $400,000, and $2,704 of accrued interest.

On March 26, 2008, the Company issued 111,539 shares of its common stock to Osher Capital Partners upon conversion of $25,000 principal amount of a convertible debenture issued to Osher Capital Partners in the aggregate principal amount of $50,000, and accrued interest of $2,494.

On March 26, 2008 the Company issued 185,973 shares of its common stock to BridgePointe Master Fund, Ltd. upon conversion of $50,000 principal amount of a convertible debenture issued to BridgePointe Master Fund, Ltd. in the aggregate principal amount of $1,000,000.

On March 27, 2008 the Company issued 277,392 shares of its common stock to Alpha Capital AG upon conversion of $60,000 principal amount of a convertible debenture issued to Alpha Capital AG in the aggregate principal amount of $400,000, and $8,377 of accrued interest.

On April 1st , 2008, the Company issued 100,000 restricted shares of its common stock to IRG pursuant to a consulting agreement between the Company and IRG.

On April 2nd, 2008 the Company issued 620,000 shares to Mr. Basile, its Chief Executive Officer in lieu of re-paying Mr. Basile $75,000 of the $155,000 of notes, and the remaining debt of $80,000 shall be extended for a six month period, to become due and payable on October 2, 2008.

On April 9th, 2008 the Company issued its Chief Operating Officer, Lorraine Yarde, 123,457 shares of its common stock in lieu 16,667 salary due her from August 2007 through December 31, 2007.

On April 9th, The Company issued its Chief Financial Officer, J. Richard Iler 54,730 shares of common stock for giving the Company a promissory note in the amount of $75,000 with a maturity date of December 31, 2007. The Company issued him 75,000 warrants exercisable at $1.00 per share as additional consideration for providing the note and that in the event of default the exercise price would be automatically reduced to $.10 per share. Mr. Iler has exercised these warrants on a cashless basis utilizing a current market price of $.37 per share.

On April 17th, 2008 the Company issued 185,973 shares to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd.

On April 21st, 2008 the Company was extended a 12% Secured Convertible Promissory Note in the amount of $250,000 from Biometrics Investors Limited, LLC in conjunction with the Company entering into a non-binding agreement to purchase the assets of Sequiam, Inc. The proceeds were to be applied to costs the Company is to incur in the transfer of the assets upon the foreclosure of Sequiam by Biometrics Investors Limited, LLC. The loan is to mature or convert at the earlier of the Company raising additional financing in the amount of $3,000,000 or October 30, 2008.

On April 29th, 2008, the Company issued 217,381 shares of its common stock to BridgePointe Master Fund, Ltd upon $50,000 principal amount of a convertible debenture in the original principal amount of $1,000,000.

On April 30th, 2008 the Company issued 149,349 shares of its common stock to Osher Capital Partners in upon conversion of the remaining $25,000 of a convertible note dated December 29, 2006. On this same day, The Company issued 309,732 shares of it s common stock to Alpha capital in consideration of its conversion of $50,000 of the principal and $7,331.44 of interest on the convertible note dated June 29th, 2006.

On April 30th, 2008, the Company issued 2,000,000 shares of its common stock to its Chief Executive Officer Mark Basile in consideration of his foregoing $200,000 of his 2008 salary increase. The Company issued 500,000 shares each to its Chief Operating Officer Lorraine Yarde and Chief Financial Officer J. Richard Iler in exchange for their forebearance of salary increases of $50,000 each in 2008.

Unless otherwise indicated, the securities discussed above were issued in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities weere sold exclusively to acrredited investors as defined by Rule 501(a) under the Act.

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

Dated: May 14, 2008	BIOMETRX, INC.

	By:	/s/ Mark Basile
Mark Basile
Chief Executive Officer

By:	/s/ J. Richard Iler
J. Richard Iler
Chief Financial Officer