Form 10-Q
period 2008-06-30
BioMETRX
filed 2008-08-14
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended June 30, 2008	Commission File No. 0-15807

BIOMETRX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	31-1190725
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 North Broadway, Suite 204, Jericho, NY	11753
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:  (516) 937-2828

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a short-er period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of August 10, 2008 was 33,582,281.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5-6

Notes to the Condensed Consolidated Financial Statements	7-13

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2008	December 31, 2007

ASSETS

Current Assets:
Cash and Cash Equivalents	$181,912	$108,756
Accounts Receivable	10,000	183,920
Stock Subscriptions Receivable	-	225,000
Inventories	358,337	286,123
Prepaid Expenses	128,150	61,034

Total Current Assets	678,399	864,833

Property and Equipment, net	106,079	92,170

Other Assets:
Deferred Finance Costs, net	-	53,192
Security Deposit	17,045	17,045
Patents	869,000	869,530
Total Other Assets	886,045	939,767

TOTAL ASSETS	$1,670,523	$1,896,770

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
8% Convertible Notes, net of unamortized discounts	$1,049,400	$997,544
Convertible Forbearance Notes, net of unamortized discounts	290,011	258,292
Notes Payable - Related Parties	279,800	410,000
Notes Payable - Other	1,050,000	1,004,088
Accounts Payable and Other Accrued Expenses	1,045,820	1,052,541
Payroll Taxes Payable	437,304	299,405
Accrued Payroll	33,180	21,304
Accrued Interest	357,849	213,032
Patent Payable	70,000	100,000
Total Current Liabilities	4,613,364	4,356,206

Long-Term Liabilities:	-	-

TOTAL LIABILITIES	4,613,364	4,356,206

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 31,814,077 and 16,598,791 shares issued and outstanding	31,814	16,599
Common Stock Subscribed	-	750
Common Stock Held in Escrow	(173,400)	(400,000)
Additional Paid-In-Capital	36,810,735	33,881,513
Deferred Finance Costs	-	(233,814)
Accumulated Deficit	(39,611,990)	(35,724,484)

Total Stockholders' Deficit	(2,942,841)	(2,459,436)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,670,523	$1,896,770

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Revenues - net	$99,364	$11,425	$102,107	$11,425

Cost of Goods Sold	49,913	9,010	66,187	9,010

Gross Margin	49,451	2,415	35,920	2,415

Operating Expenses:

General and Administrative Expenses	1,850,826	1,135,259	2,406,988	2,514,082
Research and Development Expenses	26,479	165,762	31,148	224,000
Total Costs and Expenses	1,877,305	1,301,021	2,438,136	2,738,082

Loss before Other Income (Expense)	(1,827,854)	(1,298,606)	(2,402,216)	(2,735,667)

Other Income (Expense):
Interest Income	524	1,107	3,243	2,825
Interest Expense and Finance Costs	(623,914)	(1,429,023)	(1,488,533)	(3,004,826)

Total Other Income (Expense)	(623,390)	(1,427,916)	(1,485,290)	(3,002,001)

Net Loss	(2,451,244)	(2,726,522)	(3,887,506)	(5,737,668)

Weighted Average Common Shares - Outstanding - Basic	21,414,814	9,949,630	19,619,800	9,343,341

Net Loss per Common Share (Basic)	$(0.11)	$(0.27)	$(0.20)	$(0.61)

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30,
(Unaudited)

	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(3,887,506)	$(5,737,669)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	1,316,255	1,930,968
Amortization of Deferred Finance Costs	903,504	2,344,002
Depreciation	11,133	4,464

Change in Operating Assets and Liabilities:

(Increase) Decrease in Accounts Receivable	173,920	(450)
Decrease in Prepaid Expenses	168,884	17,633
(Increase) in Inventories	(72,214)	(319,094)
Decrease in Deposits on Inventory	-	9,923
Increase in Accounts Payable	75,607	108,488
Increase in Accrued Liabilities	293,547	278,918
Increase in Accrued Payroll	11,876	-
Net Cash Used in Operating Activities	(1,004,994)	(1,362,817)

Cash Flows from Investing Activities:

Capital Expenditures	(24,512)	(59,410)
Collection of Common Stock Subscribed	225,000	-
Net Cash Provided by (Used for) Investing Activities	200,488	(59,410)

Cash Flows from Financing Activities:

Proceeds from Issuance of Common Stock	985,700	7,500
Commissions Paid on Issuance of Common Stock	(98,750)	-
Proceeds of Notes Payable - Other	250,000	-
Repayments of Notes Payable - Other	(204,088)	(130,000)
Proceeds from Notes Payable - Related Parties	32,300	350,000
Payments of Deferred Finance Costs - Related Parties	-	(255,000)
Proceeds from Issuance of 8% Convertible Notes	-	1,500,000
Repayment of Related Party Loans	(87,500)	-
Net Cash Provided by Financing Activities	877,662	1,472,500

Net Increase in Cash	73,156	50,273

Cash, Beginning	108,756	15,081

Cash, Ending	$181,912	$65,354

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$9,815	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30,
(Unaudited)

Supplemental Disclosures of Cash Flow Information:

	2008	2007
Non Cash Financing Activities:

Common Stock issued for Stock Based Compensation	$710,314	$-

Common Stock Issued for Patents	$-	$664,500

Common Stock issued to pay interest expense	$10,250	$-

Beneficial Conversion Feature of Convertible Notes	$-	$1,500,000

Cashless Exercise of Stock Options - Related Parties	$208,539	$100,000

Cashless exercises of stock options - unrelated investors	$132,752	$-

Common Stock Issued as Payment of Accounts Payable	$112,328	$-

Common Stock Issued to pay Notes Payable and Accrued Interest	$-	$87,500

Common Stock Issued to pay Related Party Notes Payable and Accrued Interest	$124,000	$-

Issuance of Warrants for Accrued Interest Payable on Notes Payable	$-	$29,060

Common Stock Issued for Conversion of Convertible Notes Payable	$1,035,431	$-

Common Stock issued to replace Warrants	$87,500	$-

Issuance of Common Stock for Prepaid Expenses	$236,000	$18,900

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

The Company has incurred a net loss of $3,887,506 for the six months ended June 30, 2008 and has a working capital deficit of $3,934,965 at June 30, 2008. The Company’s net cash used in operations during the six months ended June 30, 2008 was $1,004,994. The Company continues to assess and maintain a strict budget discipline. The Company though optimistic about internally generating cash flow sufficient to meet recurring expenses remains dependent upon raising additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern, though the Company has raised additional funds from investors.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have an adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have significant dilutive effect on the Company’s existing stockholders.

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

In 2007 the Company exited the development stage since principal operations commenced.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 has not had a material impact on the Company's financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements (Continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment at June 30, 2008 consist of the following:

Office and Computer Equipment	$88,964
Tooling and Dies	81,997
Displays and Models	14,683
185,644
Less: Accumulated Depreciation	79,565
$106,079

Depreciation expense was $11,133 and $4,464 for the six months ended June 30, 2008 and 2007, respectively.

Note 4 - Notes Payable

Notes payable at June 30, 2008 consist of the following:

Notes payable to private investors; bearing interest at 10%
per annum and due May 15, 2008.	$800,000

The loans are evidenced by 10% Promissory Notes due May 15, 2008. As part of an extension agreement entered into on August 27, 2007 the lenders agreed to extend Notes that had previously been due on June 30, 2007 until May 15, 2008. Such Extension Agreement was entered into in contemplation of a proposed financing for the Company. As of June 30, 2008, the Notes are in default and due on demand.

Note Payable to Biometrx Investors, LLC (BIL) (see Note 10), is evidenced by a 12%, secured Promissory Note, due April 21, 2009, secured by various Company assets including accounts receivable, inventory, and fixed assets. Interest accrues and is payable monthly beginning November 1, 2008. (See Note 10)

250,000
$1,050,000

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Notes Payable - Related Parties

Notes payable - related parties at June 30, 2008 consist of the following:

Notes payable to various officers and directors; bearing interest at 12% per annum and are due as follows with overdue notes currently in default:

November 2007	$35,000
December 2007	170,000
January 2008	25,000
October 2008	49,800
$279,800

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended June 30, 2008 was $136,838, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Convertible Notes (Continued)

The Debentures matured on June 29, 2008. The Debentures are convertible at the option of the holder into the Company’s common stock at the rate of $1.00 per share. The Debentures are convertible at the option of the Company into the Company’s common stock if the closing bid price of the Company’s common stock is above $2.50 per share for ten (10) consecutive trading days and if the shares underlying the Debentures are registered. The Company may redeem the Debentures for 125% of the principal amount of the Debenture together with all accrued and unpaid interest provided that (i) an event of default has not occurred, (ii) the price of the Company’s common stock exceeds $1.50 and (ii) an effective registration statement covering the shares underlying the Debentures exists.

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended June 30, 2008 was $114,640, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended June 30, 2008 was $48,068.

During the six months ended June 30, 2008, 2,596,724 shares were issued to convert convertible debt of $741,526 to stock, and to pay accrued interest payable of $10,831 and current interest of $34,484.  Additionally, upon conversion $15,511 of deferred finance costs were written off and debt conversion costs of $201,938 were included in interest expense.

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

Common Stock

On January 2, 2008, the Company’s Chief operating Officer was issued 85,952 shares in a cashless exercise of 95,000 warrants exercisable at $.10 per share.

On January 2, 2008, A related party note holder was issued 67,857 shares in a cashless exercise of 75,000 warrants at $.10 per share.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On January 30, 2008 the Company issued 100,000 shares of its common stock valued at $65,000 to IRG services of $39,000 and prepaid services of $26,000 pursuant to a consulting agreement between the Company and IRG.

On February 15, 2008 the Company issued 25,000 shares of its common stock valued at $11,275 to 1st Montauk Securities in payment of a commission on equity raised.

On February 15, 2008, the Company issued 750,000 shares of its common stock to Linden Growth Partners upon the exercise of a like number of warrants. The warrants were originally exercisable at $1 per share, but the Company lowered the exercise price of $.30 to induce the holders to exercise the warrants.

On March 31, 2008 the Company issued 322,066 shares of its common stock valued at $80,516 to its legal counsel for legal services rendered in the ordinary course of business. The shares were issued under the Company’s 2008 Professional/Consultant Stock Compensation Plan ("2008 Plan")

On January 22, 2008, the Company issued 20,180 shares of its common stock to Whalehaven Capital Fund Ltd. upon conversion of $19,300 principal amount of a convertible debenture issued to Whalehaven Capital Fund Ltd. in the aggregate principal amount of $500,000, and $880 related interest expense accrued to the conversion date.

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

On January 25, 2008, the Company issued 114,200 shares of its common stock to Nite Capital upon conversion of $50,000 principal amount of a convertible debenture issued to Nite Capital in the aggregate principal amount of $50,000, and $7,100 related interest expense accrued to the conversion date.

On January 28, 2008, the Company issued 123,509 shares of its common stock to Whalehaven Capital Fund Ltd. upon conversion of $59,000 principal amount of a convertible debenture issued to Whalehaven Capital Fund Ltd. in the aggregate principal amount of $500,000, and $2,754 related interest expense accrued to the conversion date. .

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

On March 10, 2008 the Company issued 23,529 shares of its common stock to Osher Fund upon conversion of $50,000 principal amount of a convertible debenture issued to Osher Fund in the aggregate principal amount of $50,000.

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

On June 15, 2008, the Company issued 100,000 restricted shares of its common stock valued at $60,000 to Interactive Resources Group, Inc. (“IRG”) pursuant to a consulting agreement between the Company and IRG.

On April 2, 2008 the Company issued 620,000 shares to its Chief Executive Officer in lieu of re-paying Mr. Basile $75,000 of the $155,000 of notes, and the remaining debt of $80,000 shall be extended for a six month period, to become due and payable on October 2, 2008.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On April 8, 2008, the Company issued 31,250 shares of its common stock to Audit Committee Consulting Team valued at $6,563 as partial payment in consideration of its assistance with the Company’s compliance with Sarbanes Oxley 404.

On April 2, 2008 the Company issued its Chief Operating Officer, Lorraine Yarde, 123,457 shares of its common stock in lieu of $16,667 salary due her from August 2007 through December 31, 2007.

On May 9, 2008, the Company issued its Chief Financial Officer, J. Richard Iler 54,730 shares of common stock in a cashless exercise of 75,000 previously issued warrants.

On April 9, 2008 the Company issued 109,090 shares valued at $26,182 to the law firm of Sichenzia, Ross, Friedman, Ference in consideration of legal services for the preparation of a registration statement on Form S-8 in connection with the 2008 Professional/Consultant Compensation Plan.

On April 22, 2008 the Company issued 149,349 shares of its common stock to Osher CapitalPartners, LLC. upon the conversion of $25,000 in principal and $2,644.44 in interest due under a convertible note to Osher Capital Partners, LLC. The convertible note was converted into common stock at the rate $.181 per share.

On April 22, 2008 the Company issued 309,732 shares of its common stock to Alpha Capital, LLC. upon the conversion of $50,000 in principal and $7,331.44 in interest due under a convertible note to Alpha Capital. The convertible note was converted into common stock at the rate $.181 per share.

On April 24, 2008 the Company issued 217,381 shares of its common stock to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd. The convertible note was converted into common stock at the rate $.23 per share.

On April 25, 2008 bioMETRX, Inc. (the “Company”) entered into a Securities Purchase Agreement, with thirteen (13) investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of an aggregate of 4,920,555 shares of the Company’s Common Stock priced at $0.18 per share and 2,460, 278 Common Stock Purchase Warrants (“Warrants”). As part of this Private Placement each investor has agreed to limit their sales of the Company’s common stock to 10% of their respective holdings during any thirty (30) day period. The Company received gross proceeds of $885,700 from the sale of the aforementioned securities. The proceeds of this Private Placement are being used primarily as working capital.

Each Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. The Warrants do not have a cashless exercise provision.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On May 1, 2008, the Company issued 2,000,000 shares of its common stock to its Chief Executive Officer Mark Basile in consideration of his foregoing $200,000 of his 2008 salary increase. The Company issued 500,000 shares each to its Chief Operating Officer and Chief Financial Officer in exchange for their forbearance of salary increases of $50,000 each in 2008.

On May 1, 2008, the Company issued 18,919 shares of its common stock under its 2008 Plan to David Bolton, Esq. in consideration of $7,000 in legal services previously performed on behalf of the Corporation.

On May 22, 2008, the Company issued 43,243 shares of its common stock under its 2008 Plan to Tim Singleton the owner of Achieve IT in consideration of $16,000 of services previously performed by Achieve IT on behalf ofthe Corporation.

On May 13, 2008 the Company issued 21,429 shares of its common stock under its 2008 Plan to Audit Committee Consulting Team LLC ("ACCT") pursuant to the letter agreement between the Corporation and ACCT dated April 3, 2008 and in consideration of the balance of $7,500.00 due to ACCT for consulting services performed on behalf of the Corporation by ACCT.

On May 7th, 2008 the Company issued 213,765 shares of its common stock to Whalehaven Capital Fund, Ltd upon the conversion of $36,000 in principal and $2,477.59 in interest due under a convertible note to Whalehaven Capital Fund, Ltd The convertible note was converted into common stock at the rate $.18 per share.

On May 13, 2008 the Company issued 277,776 shares of its common stock to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd. The convertible note was converted into common stock at the rate $.18 per share.

On May 22, 2008, the Company issued 250,000 shares of its common stock to Interactive Resources Group, Inc. (IRG) in consideration of the return of 500,000 Common Stock Purchase Warrants previously issued to IRG under the several consulting agreements between the Corporation and IRG. Corporation.

On May 30, 2008, the Company issued 578,000 shares of its common stock in the name of Worldwide Electronics Solutions, LLC (“WESCO”) to be held in escrow by WESCO’s counsel to secure the cash payments to be made by the Corporation pursuant to a Final Settlement Agreement. 478,000 shares will be returned to the Company when the Company completes payment in full of amounts due WESCO.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On May 30, 2008 bioMETRX, Inc. (the “Company”) entered into a Securities Purchase Agreement, with an investor relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of an aggregate of 555,555 shares of the Company’s Common Stock priced at $0.18 per share and 277,778 Common Stock Purchase Warrants (“Warrants”). As part of this Private Placement the investor has agreed to limit his sales of the Company’s common stock to 10% of their respective holdings during any thirty (30) day period. The Company received gross proceeds of $100,000 from the sale of the aforementioned securities. The proceeds of this Private Placement are being used primarily as working capital. The shares were subsequently issued on July 10th, 2008.

Each Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. The Warrants do not have a cashless exercise provision.

On May 30, 2008 the Company issued 26,667 shares of its common stock to an independent contractor in lieu of $8,000 of expenses due and payable to him. The company also issued 2,000 shares to four employees as incentive shares.

On June 3, the Company issued 100,000 shares of its common stock to Michael Kevin Henderson as consideration of his entering into an employment agreement to serve as the Company’s Senior Vice President of Business Development for an initial term of three years. The shares carried a value of $28,000 at the time of issuance.

On June 4, the Company granted to Travis Ratledge 10,000 shares of its common stock as a signing bonus for his entering into an employment letter with the Company. The stock carried a value of $2,800 at the time of issuance.

On June 16, the Company issued 68,645 shares and 64,107 shares of its common stock to Ernest Pellegrino and Max Povlotsky for the cash less exercise of 192,250 and 179,500 warrants respectively.

On June 11, 2008, the Company issued 120,038 shares of its common stock under its 2008 Professional/Consultant Stock Compensation Plan to Rodger Michell. in consideration of $30,009.45 in accounting services previously performed on behalf of the Corporation.

On June 16, 2008 the Corporation issued 50,000 shares of its common stock as consideration for entering into a Letter Agreement ("Letter Agreement") with Ciena Capital Funding LLC. ("Ciena") which amends the loan documents originally entered into by the Corporation and Ciena's predecessor BLX Funding LLC.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On May 2, 2008, the Company issued 300,000 shares of its common stock to John Rath as compensation under a financial consulting agreement between the Corporation and Mr. Rath.

On April 22, 2008, the Company issued 100,000 shares to Cliff Zsvec as consideration for his signing an Executive Employment Agreement.

The Company is dependent on raising additional funding necessary to implement its business plan. bioMETRX’ auditors have issued a “going concern” opinion on the financial statement for the year ended December 31, 2007, indicating a working capital and net equity deficiency. These factors raise substantial doubt in bioMETRX’ ability to continue as a going concern, though it has recently raised over $885,000 through the sales of its common stock to accredited investors. If bioMETRX is unable to raise further funds or if revenues are insufficient to complete the development of its products and fund its operations, it is unlikely that bioMETRX will remain as a viable going concern.

2008 Professional/Consultant Stock Compensation Plan

On March 13, 2008, the Board of Directors adopted the Company's 2008 Professional/Consultant Stock Compensation Plan ("2008 Plan"). The purpose of the 2008 Plan is to provide compensation in the form of the Company's common stock to eligible consultants who render services to the Company.

The total number of share of the Company's common stock that may be issued under the 2008 Plan is 7,500,000. For each 12 month period during which the Plan is effective, the number of shares issued under the 2008 Plan is limited to 2,500,000. As of June 30, 2008 there were 661,959 shares issued under the 2008 Plan.

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

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

Stock option share activity and weighted average exercise price under these plans for the six months ended June 30, are as follows:

	2008		2007
	Number of	Weighted Average	Number	Weighted Average
2005 Equity Incentive Plan	Options	Exercise Price	of Options	Exercise Price
Balance - January 1,	187,500	$2.00	287,500	$1.65
Options Granted	-	-	-	-
Options Exercised	-	-	(150,000)	$1.00
Balance - June 30,	187,500	$2.00	187,500	$2.00

	2008		2007
	Number of	Weighted Average	Number	Weighted Average
Other Options	Options	Exercise Price	of Options	Exercise Price
Balance - January 1,	1,600,000	$2.67	2,150,000	$2.66
Options Granted	-	-	-	-
Options Exercised	-	-	(550,000)	$.75
Balance - June 30,	1,600,000	$2.67	1,600,000	$2.67

The following table summarized information about stock options at June 30. 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price

$1.00 - $1.99	600,000	3.20	$1.28	600,000	$1.28
$2.00	437,500	2.00	$2.00	437,500	$2.00
$3.00	250,000	2.00	$3.00	250,000	$3.00
$4.00	250,000	2.00	$4.00	250,000	$4.00
$5.00	250,000	2.00	$5.00	250,000	$5.00

$1.00 - $5.00	1,787,500	2.40	$2.67	1,787,500	$2.67

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit (Continued)

Warrants

	2008		2007
	Number of	Weighted Average	Number	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance - January 1,	4,790,995	$1.21	3,626,495	$1.17
Warrants Granted	2,738,058	1.00	2,855,000	0.81
Warrants Exercised	(946,750)	1.58	(100,000)	0.33
Balance - March 31,	6,582,303	$1.07	6,381,495	$0.94

Warrants Outstanding				Warrants Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contracted	Exercise	Number	Weighted Average
Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$.01-.99	43,250	3.60	$0.06	43,250	$0.06
$1.00-1.99	6,324,808	3.98	$1.04	6,324,808	$1.04
$2.00	135,198	3.19	$2.23	135,198	$2.23
$3.00	52,698	2.00	$3.40	52,698	$3.40
$4.00	26,349	2.00	$4.00	26,349	$4.00
	6,582,303	3.95	$1.09	6,582,303	$1.09

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
$284,698

Rent expense under the office leases was approximately $64,140 and $64,520 for the six months ended June 30, 2008 and 2007, respectively.

Legal Proceedings

On November 16, 2006, the Company was the subject of a complaint filed by Intellicon seeking a final payment of $20,000 plus accrued interest for engineering design services performed for the Company.  The Company has negotiated a settlement of this lawsuit, subject to the execution of a settlement agreement.

  On March 7, 2007 the Company’s subsidiary, bioMETRX Technologies Inc. became the subject of a complaint filed by two individuals, a former officer and a consultant with whom it had previously severed its business relationship. The plaintiffs allege damages arising from certain inducements which were relied upon to their detriment.

The Company considers these complaints to be baseless and without merit and has filed counter-claims in the matter. The company continues to vigorously pursue damages in the course of its defense of this complaint and other previous acts of the plaintiffs.

On March 10, 2008, the Company became the subject of a complaint entitle Arrow Electronics, Inc. v. bioMETRX Technologies, Inc. etal. The complaint was filed in the Supreme Court of the State of New York County of Nassau (Index No. 08-4900). The compliant alleges breach of contract and the plaintiff is seeking damages of $194,139.15. The Company entered into a settlement agreement on June 26th, 2008. The Company paid $35,000 at that time and is to pay $13,250.83 per month for twelve months at twelve (12) per cent interest.

The Company is a defendant in a lawsuit titled Worldwide Electronic Solutions, L.L.C. v. Biometrx, Inc. et al. The action was filed in the Superior Court of the State of Arizona for the Country of Maricopa. The complaint alleged breach of contract and sought damages of approximately $190,000, the Company did not answer the complaint in that it believes that the Court had no jurisdiction. The Company entered into a settlement agreement on May 14th, whereby they made a cash payment of $25,000 and has escrowed 578,000 shares of its Common Stock as security for the Company making further payments under the settlement agreement. The Company is attempting to raise sufficient capital to retire this obligation within the next 120 days, In the event the Company fails to make the remaining payments they will forfeit these shares. Plaintiff’s counsel filed on May 28th, 2008, a motion to withdraw the judgment previously issued by defaultWESCO\.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Payroll Taxes Payable

At June 30, 2008 included in payroll taxes payable are federal tax liens of approximately $300,000.

Note 10- Subsequent Events
On July 8, 2008, the Company, its wholly owned subsidiary bioMETRX Florida, Inc. (“Subsidiary”) and Biometrics Investors, Inc. (“BIL”) entered into an Asset Purchase Agreement whereby the Company through its Subsidiary acquired certain assets of Sequiam Corporation from BIL. BIL was Sequiam’s senior secured lender and BIL acquired these assets as a result of a default by Sequiam in its obligations to BIL and BIL’s subsequent foreclosure of the assets securing said obligations. The Company acquired from BIL substantially all of the operating assets of certain subsidiares of Sequiam.

As consideration for these assets, the Company issued to BIL, 300 shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock”) of which 44 are immediately vested and the balance vests upon the happening of certain events more specifically described in the Certificate of Designation to be filed. Each share of Preferred Stock converts into shares of the Company’s Common Stock at the rate of 30,900 shares for each share of Preferred Stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions occurring after the original issue date of the Preferred Stock. Upon closing of this asset purchase agreement, BIL's converted a convertible note of $250,000 into1,388,889 shares of the Common Stock and 1,388,889 Common Stock Purchase Warrants exercisable for a term of five (5) years at an exercise price of $1.00 per share.

On July 9, 2008, the Company issued 250,000 shares to Lexmark Consulting LLC pursuant to a financial and corporate advisory contract.

On August 1, 2008, the Company issued 12,500 shares of its common stock under its 2008 Professional/Consultant Stock Compensation Plan to Rodger Michell in consideration of $2,214 in accounting services previously performed on behalf of the Corporation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background
bioMETRX, Inc. (the “Company”), designs, develops, engineers and markets biometric-based (finger recognition) products for the consumer home security, and consumer electronics industries under its proprietary protected brand called “smartTOUCH™”. The company is building a valuable leading product brand that consumers identify as having finger recognition technology and are easy to use, secure, smart and dependable, protecting families and simplifying their lives. The company’s partners and clients include Master Lock Corporation ( a Fortune Brands Subsidiary), The Overhead Door Company, Fujitsu, OKI Semiconductor, Honeywell, Hewlett Packard and the Shell Oil Company, among others.

The Company develops products for itself, and its partners and clients serving various vertical consumer residential and security markets. We provide OEM’s with a broad range of products and services from our proprietary biometric embedded designs and solutions, to complete market ready products. We also support sales and marketing initiatives in assisting consumer awareness and accelerating market penetration for their products. We are the first company to bring a mainstream consumer biometric product to retail shelves, and we are the only company that has direct experience with consumers and biometric products in their homes.

The Company’s new marketing initiatives include an aggressive co-branding campaign with its OEM partners that have established trusted brand recognition in their respective markets. The company is in negotiations with a high profile spokesperson to promote the “smartTOUCH™” brand to consumers in the home improvement market. The new spokesperson will host the company’s online customer service product video tutorials, appear in both TV and print ads, as well as making personal appearances at trade shows.

The Company’s core focus is on developing simple-to-use, cost-efficient, finger-activated, lifestyle products under the trade name smartTOUCH. Through its co-development, co-marketing and co-branding agreements, for example, with Master Lock Corporation , the Company also markets its products as Master Lock smartTOUCH through the diverse MasterLOCK distribution channels. . The company continues to work closely with its partners and clients to integrate finger recognition technology into their products as well as developing new products for them.

The Company’s current product line includes biometrically enabled garage door openers, USB portable flash drives, thermostats, gun vaults and gun safes. The company is also developing residential door locks, central station alarm keypads , garage/gate openers, mailboxes and kitchen cabinet locks with its partners. Our products utilize finger recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

The home security industry consists of garage door manufacturers, key and locks manufacturers, portable lock manufacturers, and central station alarm monitoring companies, representing an aggregate $25 billion global market. bioMETRX develops specific products in these markets which are currently being sold through retailers, dealers and direct to consumers in the United States. The Company has fulfilled significant orders placed by The Home Depot in November, 2007 of its first product, the Garage Door Opener, also known as the MasterLock™ smartTouch GDO, and has recently reached over $800,000 in reorders from individual Home Depot stores. The company has spent 6 months successfully reengineered its GDO product, significantly reducing its cost to build, and expects the new product to be ready for delivery to retailers by 1st quarter, 2009.

The Company has completed software enhancements as well as some hardware design modifications on its smartSTIK product and expects the new product to be available in late 4th quarter, 2008.

The Company has introduced its products and services commercially and is considered an entry level market vendor of consumer-based biometric products. bioMETRX has limited assets, significant liabilities and limited business operations, though it has realized meaningful revenues from its initial product and is now realizing revenues from two other products.

On July 8, 2008, the Company through its wholly-owned subsidiary bioMETRX, Florida, Inc. completed the acquisition of certain of its competitors assets, Sequiam Corporation (“Sequiam Assets”) from Sequiam’s senior secured lender Biometrics, Investors, LLC (“BIL”). As consideration for these assets, the Company issued BIL 300 shares of its Series A Convertible Preferred Stock (“Preferred Stock”) of which 44 shares immediately vested and the balance vests upon the happening of certain events more specifically described in the Certificate of Designation which defines the rights and preferences of the Preferred Stock. Each share of Preferred Stock converts into shares of the Company’s Common Stock at the rate of 30,900 shares for each share of Preferred Stock. Upon the closing of the asset purchase, BIL converted an outstanding Note in the principal amount of $250,000 into 1,3889,889 shares of the Company’s Common Stock, as well as receiving 1,388,889 Common Stock Purchase Warrants exercisable for a term of five (5) years at an exercise price of $1.00 per share.

The Company has signed on new significant OEM business while expanding its current OEM relationships to include marketing plans and sales initiatives. The Company has secured additional product stock and is building inventory for several of its products while continuing to ship product to fulfill orders. The Company is also developing proprietary new technology that will substantially decrease the cost of its products, widening the market for its partners and clients..

Management’s plan of operations for the next twelve months is to raise additional capital, integrate the Sequiam assets into the Company’s business model, complete cost reduction development, expand its engineering and manufacturing capacity and continue marketing the Company’s products and services.

Since the closing of the second quarter, the Company acquired certain assets of its former competitor Sequiam Corporation (“Sequiam”) increasing both its product offerings by picking up three market ready and distributed products, as well as taking over relationships with OEM’s in complimentary markets. The Company also secured key executives of Sequiam to assist it with maintaining relationships and transition of assets and technology. The acquisition of the Sequiam assets had a minimal effect on increasing the Company’s overhead and management believes that its’ operating overhead shall continue to maintain its low levels for the foreseeable future...

As of the date of this report, the Company also acquired the assets of Biometrics.Co.ZA, a South African nation security company that concentrates on developing and integrating biometric time and attendance, as well as physical access products for both commercial and industrial businesses. The Company did not pay any additional consideration for this acquisition. The Company expects to quickly rebrand its South African business offerings by introducing them to both the United States, and European market under its new smartTOUCH EnterpriseID brand. The Company also intends to offer its current consumer biometric products to the African continent through a yet to be formed subsidiary named bioMETRX South Africa.

The Company has realized a total of $1,487,000 in total revenue from the Home Depot contract, which is a three year, limited exclusive contract reflecting minimum orders of 160,000 units over a three year period. The company expects to receive an additional $6,400,000 in new orders for its other products over the next 6 months. The company has recorded approximately $100,000 in revenues in the 2nd quarter, and has recorded an additional $200,000 in revenue in the first four weeks of the third quarter, giving the company a seven week total of more than $300,000. The company’s revenue growth is expected to dramatically increase during the remainder of the third quarter as well as in the 4th quarter of this year that will be based on the performance of two pilots at COSTCO and with The Overhead Company this fall . As the demand for products increases, the company will require additional financing until it is internally generating positive cash flow. As of this filing, additional financing through the sale of its securities or other financing will still be required in order to meet cash needs to bring the Company to profitability. The company is still at the stage that there is no assurances that the Company’s products and services may be commercially sold in sufficient volumes to attain such profitability and such sales are directly affected to the extent that the company is capable of establishing sufficient transitional manufacturing credit lines to build such products, and to raise interim operating cash. The Company’s balance sheet continues to reflect negative shareholder equity, though it has been substantially reduced through the conversion of debt to equity by various institutional note holders. For the balance of this year, the Company will be reliant on the attraction of additional equity in order for it to reflect positive shareholder value , unless revenues exceed management’s expectations for the current fiscal year 2008.

The Company expects it will require $3,000,000-5,000,000 over the next 12 months to accomplish its goals, though it is anticipated that this will incrementally be raised in stages, and expects funding to be financed by the private sale of its securities and lines of credit with commercial banks for continuous manufacturing output of its products. At present, the company does have an initial term sheet from an investment group that is under consideration by the company’s Board of Directors.

Our corporate address is 500 North Broadway, Suite 204, Jericho, New York 11753, our telephone number is (516) 937-2828 and our facsimile number is (516) 937-2880. We also maintain a satellite office in Orlando, Florida, as well as an office in Cape Town, South Africa.

Current Market Outlook - Target Markets/Applications

Management believes that there continues to be a unique and growing opportunity in the consumer electronics market for the incorporation of biometrics technology in multiple devices, requiring personal identification or key access. The Company is encouraged by increased interest it has received from leading OEM’s in the consumer sector providing a credible basis for the continued adoption of the technology. Prospective home/office security and electronics devices include the introduction of “biometric” access controls on anything that presently requires a key, keypad or Personal Identification Number (“PIN”). bioMETRX is the first company to offer biometric security and electronics products for the home consumer market at any significant level.

Our focus continues to center on developing simple to use, cost efficient, finger activated consumer electronics products principally under the trade name “smartTOUCH ™”. Our current and prospective consumer products include biometrically enabled and secure residential garage/gate door openers/locks, central station alarm pads, padlocks, door locks and thermostats.
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

As a result of its co-marketing agreement with MasterLock™, the GDO is currently sold under the co-brand name MasterLock™ smartTOUCH™ which the Company expects to accelerate product sell-through as MasterLOCK is expected to market through its large big box retailing channels. As of the writing of this report, MasterLOCK is expanding its management of this product with the company and is starting to assist the Company by providing resources to better manage manufacturing. Master Lock brings significant retail, logistical and distribution experience to the company.

We have initiated large scale manufacturing of our products with a third party contract manufacturer located in the United States with manufacturing operations in China. An existing investor has provided initial financing, and the company expects increased assistance from its partners as more products are introduced to the market.

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

Results of Operations

For the three months ended June 30, 2008 and 2007

For quarter ended June 30, 2008, bioMetrx has generated revenues of $99,364 as compared to $11,425 for the quarter ended June 30,2007. During quarter ended June 30 , 2008, bioMetrx had net losses totaling $2,451,244 as compared to losses totaling $2,726,522 for the similar period ended June 30,2007. The compensatory element of stock and warrant issuances and amortization of deferred finance charges remaining on the convertible notes were the greatest contributors of the net loss. The Company continues to limit its cash used in operations, though it is still reliant upon invested capital to fund its operations.

For the quarter ending June 30 , 2008, bioMetrx’ general and administrative expenses totaled $ 1,850,826 or 98.6% of total expenses, while for the three months ended June 30, 2007 general and administrative expenses totaled $ 1,135,259 or 87.3% of total expenses. For the quarter ended June 30 , 2008, bioMetrx stock-based compensation of $1,089,838 or 58.9% of expenses, as compared to $1,058,494 or 38.8 % of total expenses during the three months ended June, 2007. Research and development costs were $26,479 or 0.01 % of total expenses incurred in the period for the quarter ending June 30, 2008, while research and development costs during the quarter ended June 30, 2007 totaled $165,762 or 6.1% of total expenses.

For the six months ended June 30, 2008 and 2007

For the six month period ended June 30, 2008, the Company has generated revenues of $102,107 compared to only $11,425 for the six month period ended June 30, 2007. Net operating losses declined to $3,887,506 for the six month period ended June 30, 2008 from $5,737,668 for the similar period ended June 30, 2007. General and administrative expense were $2,406,988 or 98.7% of total operating expense for the period ended June 30, 2008 as compared to $2,514,082 or 91.9% of total operating expenses for the similar period ended June 30, 2007. Salaries of $529,091 or 21.7% of total operating expenses incurred for the period ended June 30, 2008 comparably to salaries of $494,422 or 38% of total operating expenses for the similar period ended June 30, 2007. The decline in net losses was attributable to a 48% decrease in stock based compensation and amortization of deferred finance cost.

Liquidity and Capital Resources

As of June 30,2008 bioMETRX had total assets of $1,670,523 and total current assets of $ 678,399. At June 30,2008 bioMETRX had total liabilities of $4,613,364 of which all liabilities were current. We have negative working capital at June 30, 2008 of $3,934,965 and an equity deficit of $2,942,841. The Company has substantial purchase orders to fulfill upon receiving further capital as well as meaningful receivables which it has acquired from the Asset Purchase Agreement between the Company and Biometrics Investors, Ltd. Because of this deficit, the Company’s ability to continue to operate as a going concern remains in question. Unless additional capital is contributed or until such time as the Company generates significant revenues and becomes cash flow positive our future is uncertain.

On March 18, 2008 the Company amended its Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 100,000,000 shares.

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

On February 15th, 2008 the Company issued 750,000 shares upon the exercise of 750,000 warrants. The warrants were exercisable originally at $1.00, but the exercise price was subsequently lowered to $.30 in order to induce the parties to exercise these warrants for cash.

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

On April 17th, 2008 the Company issued 185,973 shares of its common stock to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd. The convertible note was converted into common stock at the rate $.266 per share.

On April 22nd, 2008 the Company issued 149,348 shares of its common stock to Osher CapitalPartners, LLC. upon the conversion of $25,000 in principal and $2,644.44 in interest due under a convertible note to Osher Capital Partners, LLC. The convertible note was converted into common stock at the rate $..181 per share.

On April 22nd, 2008 the Company issued 309,732 shares of its common stock to Alpha Capital, LLC. upon the conversion of $50,000 in principal and $7,331.44 in interest due under a convertible note to Alpha Capital. The convertible note was converted into common stock at the rate $.181 per share.

On April 24th, 2008 the Company issued 217,381 shares of its common stock to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd. The convertible note was converted into common stock at the rate $.23 per share.

On April 25, 2008 bioMETRX, Inc. (the “Company”) entered into a Securities Purchase Agreement, with thirteen (13) investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of an aggregate of 4,920,555 shares of the Company’s Common Stock priced at $0.18 per share and 2,460, 278 Common Stock Purchase Warrants (“Warrants”). As part of this Private Placement each investor has agreed to limit their sales of the Company’s common stock to 10% of their respective holdings during any thirty (30) day period. The Company received gross proceeds of $885,700 from the sale of the aforementioned securities. The proceeds of this Private Placement are being used primarily as working capital.

Each Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. The Warrants do not have a cashless exercise provision.

On April 30th, 2008, the Company issued 2,000,000 shares of its common stock to its Chief Executive Officer Mark Basile in consideration of his foregoing $200,000 of his 2008 salary increase. The Company issued 500,000 shares each to its Chief Operating Officer and Chief Financial Officer in exchange for their forbearance of salary increases of $50,000 each in 2008.

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

On May 7th, 2008 the Company issued 213,765 shares of its common stock to Whalehaven Capital Fund, Ltd upon the conversion of $36,000 in principal and $2,477.59 in interest due under a convertible note to Whalehaven Capital Fund, Ltd The convertible note was converted into common stock at the rate $.18 per share.

On May 16th, 2008 the Company issued 277,776 shares of its common stock to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd. The convertible note was converted into common stock at the rate $.18 per share.

On May 21st, 2008, the Company issued 250,000 shares of its common stock to Interactive Resources Group, Inc. (IRG) in consideration of the return of 500,000 Common Stock Purchase Warrants previously issued to IRG under the several consulting agreements between the Corporation and IRG.

On May 22nd, 2008, the Company issued 578,000 shares of its common stock in the name of Worldwide Electronics Solutions, LLC (“WESCO”) to be held in escrow by WESCO’s counsel to secure the cash payments to be made by the Corporation pursuant to a Final Settlement Agreement. 478,000 shares will be returned to the Company when the Company completes payment in full of amounts due WESCO.

On May 23rd, 2008 bioMETRX, Inc. (the “Company”) entered into a Securities Purchase Agreement, with an investor relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of an aggregate of 555,555 shares of the Company’s Common Stock priced at $0.18 per share and 277,778 Common Stock Purchase Warrants (“Warrants”). As part of this Private Placement the investor has agreed to limit hisr sales of the Company’s common stock to 10% of their respective holdings during any thirty (30) day period. The Company received gross proceeds of $100,000 from the sale of the aforementioned securities. The proceeds of this Private Placement are being used primarily as working capital.

Each Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. The Warrants do not have a cashless exercise provision.

On May 30th, 2008 the Company issued 26,667 shares of its common stock to an independent contractor in lieu of $8,000 of expenses due and payable to him. The company also issued 2,000 shares to four employees as incentive shares. 500 shares each were awarded to:

Cliff Zsevc
Peter O’Neill
Carol Seaman
Marcia Strain

On June 3rd, the Company issued 100,000 shares of its common stock to Michael Kevin Henderson as consideration of his entering into an employment agreement to serve as the Company’s Senior Vice President of Business Development for an initial term of three years. The shares carried a value of $28,000 at the time of issuance. As further incentive, the company granted him 1,000,000 options as a signing bonus under the following schedule:

500.000 -Upon the Effective Date
250,000 -6 months from the Effective Date
250,000 -12 months from the Effective Date

On June 4th, the Company granted to Travis Ratledge 10,000 shares of its common stock as a signing bonus for his entering into an employment letter with the Company. The stock carried a value of $2,800 at the time of issuance.

On June 4th, the Company issued 68,645 shares and 64,107 shares of its common stock to Ernest Pellegrino and Max Povlotsky for the cash less exercise of 192,250 and 179,500 warrants respectively.

On June 11th, 2008, the Company issued 120,038 shares of its common stock under its 2008 Professional/Consultant Stock Compensation Plan to Rodger Michell. in consideration of $30,009.45 in accounting services previously performed on behalf of the Corporation.

On June 16th, 2008 the Corporation issued 50,000 shares of its common stock as consideration for entering into a Letter Agreement ("Letter Agreement") with Ciena Capital Funding LLC. ("Ciena") which amends the factoring arrangement originally entered into by the Corporation and Ciena's predecessor BLX Funding LLC.

On June 20th, 2008, the Company issued 300,000 shares of its common stock to John Rath as compensation under a financial consulting agreement between the Corporation and Mr. Rath.

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

We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

The Company accounts for compensation costs associated with stock options and warrants issued to non-employees using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments as well as to determine the values of options granted to certain lenders by the principal stockholder. The following estimates are used for grants in 2008: Expected future volatility over the expected lives of these instruments is estimated to mirror historical experience, measured by a weighted average of closing share prices prior to each measurement date. Expected lives are estimated based on management’s judgment of the time period by which these instruments will be exercised.

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

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of June 30, 2007 and as of June 30,2008.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.)

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

On November 16, 2006, the Company was the subject of a complaint filed by Intellicon seeking a final payment of $20,000 plus accrued interest for engineering design services performed for the Company.  The Company has negotiated a settlement of this lawsuit, subject to the execution of a settlement agreement.

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

On March 10, 2008, the Company became the subject of a complaint entitle Arrow Electronics, Inc. v. bioMETRX Technologies, Inc. etal. The complaint was filed in the Supreme Court of the State of New York County of Nassau (Index No. 08-4900). The compliant alleges breach of contract and the plaintiff is seeking damages of $194,139.15. The Company entered into a settlement agreement on June 26th, 2008. The Company paid $35,000 at that time and is to pay $13,250.83 per month for twelve months at twelve (12) per cent interest..

The Company is a defendant in a lawsuit titled Worldwide Electronic Solutions, L.L.C. v. Biometrx, Inc. et al. The action was filed in the Superior Court of the State of Arizona for the Country of Maricopa. The complaint alleged breach of contract and sought damages of approximately $190,000, the Company did not answer the complaint in that it believes that the Court had no jurisdiction. The Company entered into a settlement agreement on May 14th, whereby they made a cash payment of $25,000 and has escrowed 578,000 shares of its Common Stock as security for the Company making further payments under the settlement agreement. The Company is attempting to raise sufficient capital to retiresettled this obligationmatter with the next 120 days, In the event the Company fails to make the remaining payments they will forfeit these shares. Plaintiff’s counsel filed on May 28th, 2008, a motion to withdraw the judgment previously issued by default to WESCO.

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

On April 17th, 2008 the Company issued 185,973 shares of its common stock to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd. The convertible note was converted into common stock at the rate $.266 per share.

On April 22nd, 2008 the Company issued 149,348 shares of its common stock to Osher CapitalPartners, LLC. upon the conversion of $25,000 in principal and $2,644.44 in interest due under a convertible note to Osher Capital Partners, LLC. The convertible note was converted into common stock at the rate $..181 per share.

On April 22nd, 2008 the Company issued 309,732 shares of its common stock to Alpha Capital, LLC. upon the conversion of $50,000 in principal and $7,331.44 in interest due under a convertible note to Alpha Capital. The convertible note was converted into common stock at the rate $.181 per share.

On April 24th, 2008 the Company issued 217,381 shares of its common stock to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd. The convertible note was converted into common stock at the rate $.23 per share.

On April 25, 2008 bioMETRX, Inc. (the “Company”) entered into a Securities Purchase Agreement, with thirteen (13) investors relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of an aggregate of 4,920,555 shares of the Company’s Common Stock priced at $0.18 per share and 2,460, 278 Common Stock Purchase Warrants (“Warrants”). As part of this Private Placement each investor has agreed to limit their sales of the Company’s common stock to 10% of their respective holdings during any thirty (30) day period. The Company received gross proceeds of $885,700 from the sale of the aforementioned securities. The proceeds of this Private Placement are being used primarily as working capital.

Each Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. The Warrants do not have a cashless exercise provision.

On April 30th, 2008, the Company issued 2,000,000 shares of its common stock to its Chief Executive Officer Mark Basile in consideration of his foregoing $200,000 of his 2008 salary increase. The Company issued 500,000 shares each to its Chief Operating Officer and Chief Financial Officer in exchange for their forbearance of salary increases of $50,000 each in 2008.

On May 1t, 2008, the Company issued 18,919 shares of its common stock under its 2008 Plan to David Bolton, Esq. in consideration of $7,000 in legal services previously performed on behalf of the Corporation.

On May 2nd, 2008, the Company issued 43,243 shares of its common stock under its 2008 Plan to Tim Singleton the owner of Achieve IT in consideration of $16,000 of services previously performed by Achieve IT on behalf of the Corporation.

On May 6th, 2008 the Company issued 21,429 shares of its common stock under its 2008 Plan to Audit Committee Consulting Team LLC ("ACCT") pursuant to the letter agreement between the Corporation and ACCT dated April 3, 2008 and in consideration of the balance of $7,500.00 due to ACCT for consulting services performed on behalf of the Corporation by ACCT.

On May 7th, 2008 the Company issued 213,765 shares of its common stock to Whalehaven Capital Fund, Ltd upon the conversion of $36,000 in principal and $2,477.59 in interest due under a convertible note to Whalehaven Capital Fund, Ltd The convertible note was converted into common stock at the rate $.18 per share.

On May 16th, 2008 the Company issued 277,776 shares of its common stock to BridgePointe Master Fund, Ltd. upon the conversion of $50,000 in principal due under a convertible note to BridgePointe Master Fund, Ltd. The convertible note was converted into common stock at the rate $.18 per share.

On May 21st, 2008, the Company issued 250,000 shares of its common stock to Interactive Resources Group, Inc. (IRG) in consideration of the return of 500,000 Common Stock Purchase Warrants previously issued to IRG under the several consulting agreements between the Corporation and IRG.

On May 22nd, 2008, the Company issued 578,000 shares of its common stock in the name of Worldwide Electronics Solutions, LLC (“WESCO”) to be held in escrow by WESCO’s counsel to secure the cash payments to be made by the Corporation pursuant to a Final Settlement Agreement. 478,000 shares will be returned to the Company when the Company completes payment in full of amounts due WESCO.

On May 23rd, 2008 bioMETRX, Inc. (the “Company”) entered into a Securities Purchase Agreement, with an investor relating to the issuance and sale, in a private placement (“Private Placement”) exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of an aggregate of 555,555 shares of the Company’s Common Stock priced at $0.18 per share and 277,778 Common Stock Purchase Warrants (“Warrants”). As part of this Private Placement the investor has agreed to limit hisr sales of the Company’s common stock to 10% of their respective holdings during any thirty (30) day period. The Company received gross proceeds of $100,000 from the sale of the aforementioned securities. The proceeds of this Private Placement are being used primarily as working capital.

Each Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.00 per share commencing on the date of issuance and expiring at the close of business on the fifth anniversary of the issuance date. The Warrants contain provisions that protect the holder against dilution by adjustment of the exercise price in certain events including, but not limited to, stock dividends, stock splits, reclassifications, or mergers. The Warrants do not have a cashless exercise provision.

On May 30th, 2008 the Company issued 26,667 shares of its common stock to an independent contractor in lieu of $8,000 of expenses due and payable to him. The company also issued 2,000 shares to four employees as incentive shares. 500 shares each were awarded to:

Cliff Zsevc
Peter O’Neill
Carol Seaman
Marcia Strain.

On June 3rd, the Company issued 100,000 shares of its common stock to Michael Kevin Henderson as consideration of his entering into an employment agreement to serve as the Company’s Senior Vice President of Business Development for an initial term of three years. The shares carried a value of $28,000 at the time of issuance. As further incentive, the company granted him 1,000,000 options as a signing bonus under the following schedule:

500.000 -Upon the Effective Date
250,000 -6 months from the Effective Date
250,000 -12 months from the Effective Date

On June 4th, the Company granted to Travis Ratledge 10,000 shares of its common stock as a signing bonus for his entering into an employment letter with the Company. The stock carried a value of $2,800 at the time of issuance.

On June 4th, the Company issued 68,645 shares and 64,107 shares of its common stock to Ernest Pellegrino and Max Povlotsky for the cash less exercise of 192,250 and 179,500 warrants respectively.

On June 11th, 2008, the Company issued 120,038 shares of its common stock under its 2008 Professional/Consultant Stock Compensation Plan to Rodger Michell. in consideration of $30,009.45 in accounting services previously performed on behalf of the Corporation.

On June 16th, 2008 the Corporation issued 50,000 shares of its common stock as consideration for entering into a Letter Agreement ("Letter Agreement") with Ciena Capital Funding LLC. ("Ciena") which amends the factoring arrangement originally entered into by the Corporation and Ciena's predecessor BLX Funding LLC.

On June 20th, 2008, the Company issued 300,000 shares of its common stock to John Rath as compensation under a financial consulting agreement between the Corporation and Mr. Rath.

d) Not Applicable

Item 3.:	Defaults upon Senior Securities

None

Item 4.:	Submission of Matters to a Vote of Security Holders

Item 5.:	Other Information

Item 6.:	Exhibits

(a) The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2008		BIOMETRX, INC.
	By:	/s/ Mark Basile
Mark Basile
Chief Executive Officer

	By:	/s/ J. Richard Iler
J. Richard Iler
Chief Financial Officer