Form 10-Q
period 2008-09-30
BioMETRX
filed 2008-11-14
CIK 774657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2008	Commission File No. 0-15807

BIOMETRX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	31-1190725
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
500 North Broadway, Suite 204, Jericho, NY	11753
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:  (516) 937-2828

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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of November 10, 2008 was 46,591,622.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5-6

Notes to the Condensed Consolidated Financial Statements	7-22

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	UNAUDITED
	September 30, 2008	December 31, 2007

ASSETS

Current Assets:
Cash	$19,041	$108,756
Accounts Receivable	148,672	183,920
Stock Subscriptions Receivable	-	225,000
Prepaid Expenses	75,549	61,034
Inventories	284,099	286,123

Total Current Assets	527,361	864,833

Property and Equipment, net	90,894	92,170

Other Assets:
Deferred Finance Costs, net	-	53,192
Security Deposit	17,045	17,045
Intangible Assets	315,347	-
Patents	869,000	869,530
Total Other Assets	1,201,392	939,767

TOTAL ASSETS	$1,819,647	$1,896,770

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$918,435	$1,052,541
8% Convertible Notes, net of unamortized discounts of $695,956 at December 31, 2007	882,200	997,544
Convertible Forbearance Notes, net of unamortized discounts of $129,146 at December 31, 2007	290,011	258,292
Notes Payable - Related Parties	166,000	410,000
Notes Payable - Other	1,181,112	1,004,088
Patent Payable	70,000	100,000
Accrued Taxes Payable	430,098	299,405
Accrued Payroll	218,657	21,304
Accrued Interest	137,782	213,032

Total Current Liabilities	4,294,295	4,356,206

Long-Term Liabilities:	-	-

TOTAL LIABILITIES	4,294,295	4,356,206

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred Stock, $.01 par value; 10,000,000 shares authorized;
300 and -0- shares issued and outstanding	3	-
Common Stock, $.001 par value; 100,000,000 shares authorized;
38,233,728 and 16,598,791 shares issued and outstanding	38,234	16,599
Common Stock Subscribed	-	750
Common Stock Held in Escrow	(173,400)	(400,000)
Additional Paid-In-Capital	38,640,678	33,881,513
Deferred Finance Costs	(72,067)	(233,814)
Accumulated Deficit	(40,908,096)	(35,724,484)

Total Stockholders' Deficit	(2,474,648)	(2,459,436)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,819,647	$1,896,770
The accompanying notes are an integral part of these financial statements.

BIOMETRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Revenues - net	$431,840	$-	$533,947	$11,425

Cost of Goods Sold	199,099	-	265,286	9,010

Gross Margin	232,741	-	268,661	2,415

Operating Expenses:

General and Administrative Expenses	1,200,965	645,743	3,607,954	3,159,825
Research and Development Expenses	102,653	7,974	133,800	231,974
Total Costs and Expenses	1,303,618	653,717	3,741,754	3,391,799

Loss before Other Income (Expense)	(1,070,877)	(653,717)	(3,473,093)	(3,389,384)

Other Income (Expense):
Value of Common Stock and Options Cancelled		-	-	-
Interest Income		446	3,244	3,271
Interest Expense and Finance Costs	(225,229)	(1,530,922)	(1,713,762)	(4,535,748)
Total Other Income (Expense)	(225,229)	(1,530,476)	(1,710,518)	(4,532,477)

Net Loss	$(1,296,106)	$(2,184,193)	$(5,183,611)	$(7,921,861)

Weighted Average Common Shares - Outstanding - Basic	32,515,509	12,225,340	24,143,929	10,309,041

Net Loss per Common Share (Basic)	$(0.04)	$(0.18)	$(0.21)	$(0.77)

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30

	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(5,183,611)	$(7,921,861)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-Cash Item adjustments:
Compensatory Element of Stock and Warrant Issuances	1,679,645	2,123,873
Amortization of Deferred Finance Costs	1,198,957	3,521,897
Depreciation	17,119	6,262

Change in Operating Assets and Liabilities:

Decrease in Accounts Receivable	42,821
Decrease in Prepaid Expenses	238,985	7,316
(Increase) Decrease in Inventories	2,024	(693,438)
Decrease in Deposits on Inventory	-	55,397
(Increase) in Restricted Cash	-	(630,025)
Increase in Accounts Payable	252,590	712,527
Increase in Accrued Liabilities	252,779	360,039
Increase in Customer Deposits	-	28,600
Increase in Accrued Payroll	197,353	3,744
Net Cash Used in Operating Activities	(1,301,338)	(2,425,669)

Cash Flows from Investing Activities:

Capital Expenditures	(28,351)	(63,694)
Purchases of Patents	-	(25,000)
Collection of Common Stock Subscribed	225,000	-
Net Cash Provided By (Used in) Investing Activities	196,649	(88,694)

Cash Flows from Financing Activities:
Proceeds from Issuances of Common Stock	985,700	82,500
Commissions Paid on Issuance of Common Stock	(98,750)
Proceeds from Issuance of Notes Payable-Others	485,000	925,000
Proceeds from Related Party notes	59,300	400,000
Proceeds from Issuance of 8% Convertible Notes	-	1,500,000
Repayment of Related Party Loans	(228,300)	-
Repayments of Notes Payable-Others	(157,976)	(130,000)
Patent Payable payment	(30,000)	-
Deferred Finance Costs - Note Payable - Related Parties	-	(255,000)
Net Cash Provided by Financing Activities	1,014,974	2,522,500

Net Increase (Decrease) in Cash	(89,715)	8,137

Cash, Beginning	108,756	15,081

Cash, Ending	$19,041	$23,218

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$15,718	$32,593

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOMETRX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30

Supplemental Disclosures of Cash Flow Information:	2008	2007

Non Cash Financing Activities:

Common Stock issued for Stock Based Compensation	$989,614	$655,500

Common Stock issued to pay interest expense	$203,734	$-

Common Stock Issued for the Purchase of Patents	$-	$664,500

Cashless Exercise of Stock Options - Related Parties	$208,539	$299,750

Cashless exercises of stock options - unrelated investors	$132,752	$-

Common Stock Issued as Payment of Accounts Payable	$140,396	$41,650

Common Stock Issued to pay Notes Payable and Accrued Interest	$-	$204,060

Issuance of Common Stock for Services	$177,521	$652,175

Common Stock Issued to pay Related Party	$124,000	$-
Notes Payable and Accrued Interest

Issuance of Common Stock as payment for Deferred Finance Costs	$-	$613,675

Issuance of Common Stock Warrants as payment for Deferred Finance Costs	$-	$393,325

Issuance of Common Stock Warrants as payment for Deferred Compensation	$-	$81,800

Beneficial Conversion Feature of 8% Convertible Notes Payable	$-	$1,500,000

Common Stock Issued for Commission on Equity Raises	$11,275	$-

Common Stock issued for Vendor Settlement, held in Escrow	$173,400	$-

Escrow Shares released due to Note Payable Default	$150,000	$-

Issuance of Warrants for Accrued Interest Payable on Notes Payable	$-	$29,060

Common Stock Issued for Conversion of Convertible Notes Payable	$1,148,014	$850,000

Common Stock issued to replace Warrants	$87,500	$-

Issuance of Common Stock for Prepaid Expenses	$302,515	$18,900

Warrants Issued for Deferred Finance Costs	$79,355	$-

Options Issued for Stock Based Compensation	$376,700	$-

Issuance of Preferred Stock For the Purchase of Sequiam Assets	$339,900	-

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

The Company had a lack of capital which impairs its ability to introduce new products and replenish inventory in response to reorders of its limited product line. The Company incurred a net operating loss of $5,183,611 for the nine months ended September 30, 2008 and has a working capital deficit of $3,766,934 at September 30, 2008. The Company’s net cash used during the 9 months ended September 30, 2008 was $1,301,338 which is approximately a 54% decline in cash used in operations from the comparable period ending September 30, 2007. The Company continues to assess and maintain a strict budget discipline of its limited resources. The Company though optimistic about internally generating cash flow sufficient to meet recurring expenses remains dependent upon raising additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that sufficient revenues will be generated during the next year or thereafter from operations or that funds will be available from external sources as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have an adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have significant dilutive effect on the Company’s existing stockholders.

    bioMetrx' future, though it has made some progress with new products, is dependent on raising additional funding necessary to implement its business plan. bioMetrx' auditors have issued a "going concern" opinion on the financial statement for the year ended December 31, 2007, indicating a working capital and net equity deficiency. These factors raise substantial doubt in bioMetrx' ability to continue as a going concern. If bioMetrx is unable to raise further funds or if revenues are insufficient to complete the development of its products and funds its operations, it is unlikely that bioMetrx will remain as a viable going concern.

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

During the quarter ended June 30, 2007 the Company exited the development stage since principal operations commenced and the Company is in the process of introducing new products.

Reclassifications

Certain items in these consolidated financial statements from the prior period have been reclassified to conform to the current period presentation.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Property and Equipment

Property and equipment at September 30 consists of the following:

	September 30	December 31
	2008	2007

Office and Computer Equipment	$109,784	$88,964
Tooling and Dies	1,458	71,639
Displays and Models	14,683	-

	125,925	160,603
Less: Accumulated Depreciation	35,031	68,433

	$90,894	$92,170

Depreciation expense was $17,119 and $64,480 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

Note 3 - Notes Payable- Other

Notes payable at September 30, 2008 consist of the following:

Notes payable to private investors bearing interest at 10% per annum and due December 15, 2008.
$900,000

The loans are evidenced by 10% Promissory Notes in the aggregate principal amount of $800,000 originally due May 15, 2008.  The Company entered into an extension Agreement dated August 27th, 2007 (“Extension Agreement”) whereby the lenders agreed to extend the Notes to May 15, 2008. Such Extension Agreement was entered into in contemplation of a proposed financing for the Company in an amount of up to $1,000,000. On September 10, 2008 the Promissory Notes were furthur extended to December 15, 2008 and existing defaults were waived by the note holders.

On September 16, 2008 the Company borrowed an additional $100,000 from the note holders, evidenced by 10% Promissory Notes in the aggregate principal amount of $100,000 due the earlier of December 16, 2008 or at such time if the Company achieves an equity financing of $1,500,000.

Note Payable, Alpha Capital	146,112

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Notes Payable- Other (Continued)

On July 12, 2007, bioMETRX, Inc. entered into several agreements with Alpha Capital Anstalt (“Alpha”) whereby Alpha loaned the Company $750,000 to be held in escrow pending delivery of the Company’s garage door openers. The funds were be used to pay the manufacturer of the garage door openers.

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

As a condition to Alpha providing the loan to the Company, the Company’s CEO Mark Basile entered into a Guaranty Agreement with Alpha whereby Mr. Basile agreed to guarantee the Company’s obligation under the Note.

In connection with the transaction the Company paid a due diligence fee of $10,000 to Osher Capital Partners, LLC, paid Alpha a commitment fee of $22,500 and agreed to pay Alpha’s legal fees in connection with this transaction not to exceed $40,000.

Biometrics Investors, Ltd.	135,000

On September 16, 2008 Biometrics Investors, Ltd. loaned the Company an additional $135,000 evidenced by notes payable at 8%, due December 16, 2008 or if at such time the Company achieves an equity financing of $1,500,000.

Total Notes Payable-Other	$1,181,112

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Notes Payable - Related Parties

Notes payable - related parties at September 30, 2008 consist of the following:

During the quarter ended September 30, 2008 related parties made loans to the Company totaling $27,000 and the Company repaid loans to related parties totaling $140,800. The loans are evidenced by 12% notes payable and have various maturity dates of December 29, 2007 (in default), October 2, 2008, and December 18, 2008, and as consideration for making the loans the Company issued stock and/or warrants as described in Note 6 of the notes to these financial statements. Notes that are in default are classified as due on demand, and began incurring interest at 18% upon default.

The notes are due as follows on September 30, 2008:

On Demand	$64,200
October 2008	11,800
December 2008	90,000
$166,000

Note 5 - Convertible Notes

On September 10th, 2008 the Company entered into extension and waiver agreements with Alpha Capital and Whalehaven Capital whereby the remaining notes’ maturity dates were extended until June 29th, 2009. Any assertion to any conditions of default have been waived under these agreements. The remaining principal balance on Alpha Capital’s notes have been reduced to $ $323,867 and Whalehaven’s notes are now reduced to $265,427. Accrued interest payable to this date on these notes was payable through the issuance of shares of the common stock of the Company.

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

Note 5 - Convertible Notes (Continued)

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended September 30, 2008 was $186,012, and this amortization is recorded as interest expense for the value of the warrants and the value of the beneficial conversion feature.

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

Note 5 - Convertible Notes (Continued)

On October 10, 2006 the Company amended the exercise price of the 1,600,000 Class A Warrants relating to the above referenced Private Placement from $1.75 to $1.00. Subsequently, the Company offered to lower the exercise price to the investors to $.30 if the investors would exercise in cash in lieu of a cashless exercise.

On September 9th, 2008 the Company entered into an extension and waiver agreement with BridgePointe Master Fund. Ltd to extend the notes until December 16th, 2008. As a condition of such extension and waiver, the Company retired $100,000 of principal and paid interest in kind with 657,465 shares of its common stock in consideration of accrued interest. The Company is further to retire $175,000 in principal by December 16th, 2008. the Company;s inability to retire such amount will invoke terms and conditions as expressed under original documents. Warrants’ exercise price under the agreement is to be reduced to $.18 per share.

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

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the quarter ended September 30, 2008 was $53,242.

The balances of the 8% convertible notes payable are as follows at September 30, 2008:

Issued June 29, 2006 due December 16, 2008	$432,200
Issued December 28, 2006 due June 29, 2009	450,000

Total 8% Convertible Notes	$882,200

Convertible 8% Forbearance Notes, due June 29, 2009	$290,011

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficit

Preferred Stock

Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of $.01 par value preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered to, without shareholder approval, issue these shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

On July 8th, 2008 the Company issued 300 shares of its Series A Preferred Stock pursuant to the Asset Purchase Agreement between the Company and Biometrics Investors, Ltd. in consideration of the purchase of the assets of Sequiam Biometrics. Each share of preferred stock is convertible into 30,960 shares of the Company’s common stock. Of the 300 shares, 44 vested immediately and 256 vest conditioned on events described in the Certificate of Designation. At September 30, 2008 only 44 shares were vested.

Common Stock

On January 30, 2008, the Company amended its Articles of Incorporation and increased its authorized shares to 100,000,000.

The Company issued 1,388,889 shares pursuant to the conversion of the note of $250,000 to Biometrics Investors, Ltd and the private issuance of securities on May 23rd, 2008.

On July 8th, 2008, the Company issued 250,000 to Lexmark Holdings for financial consulting services. The shares were issued under the 2008 Employee/ Professional/ Consultant Plan.

On July 8th, 2008, the Company issued 116,219 shares of its common stock to Alpha Capital upon the conversion of $18,000 in principal and $2,919 of interest. The convertible note was converted into common stock at the rate of $.18 per share

On July 11th, the Company issued to an investor, 555,555 shares and warrants to purchase 277,778 shares pursuant to the Securities Purchase Agreement entered into on May 23rd, 2008.

On July 15th, 2008, the Company granted 833,334 warrants to purchase common stock exercisable at $.18 to Jane Petri and Joe Panico in consideration of financial advisory services.

On July 15th, 2008 Biometrics Investors, Ltd. converted a promissory note of $250,000 in consideration for 1,388, 889 shares of common stock and warrants to purchase an additional 1,388,889 shares of its common stock exercisable at $.18 per share.

On July 15th, 2008 the Company issued 12,500 shares of its common stock to Rodger Michell in consideration of accounting services performed for the Company. The shares were issued under the 2008 Plan.

On July 28th, 2008 the Company issued 112,500 shares of its common stock to Harborview Group for financial advisory services performed. The shares were issued under the 2008 Plan.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On August 13th, 2008, the Company issued 327,025 shares of its common stock to Whalehaven Capital upon the conversion of $54,000 in principal and $4,864 of interest. The convertible note was converted into common stock at the rate of $.18 per share

On August 15th, 2008 the Company issued 40,000 shares of its common stock to an officer in consideration of marketing services performed for the Company. The shares were issued under the 2008 Plan.

On August 19th, 2008 the Company issued to Cliff Zsevc under the terms of an employment agreement dated April 15, 2008, 100,000 shares of its common stock and 1,000,000 5 year options to purchase shares of its common stock at $.18.
.
On August 20th, 2008 the Company recorded 3,900,000 options to purchase the Common stock at an exercise price of $.18 per share, The options were granted as follows:

Mark Basile-	1,000,000
Lorraine Yarde-	1,000,000
Richard Iler-	1,000,000
Peter O’Neill-	500,000
Carol Seaman-	200,000
Marcia Strain-	200,000

On August 28th, 2008, the Company issued 106,271 shares of its common stock to Whalehaven Capital upon the conversion of $19,128 in interest. The interest was converted into common stock at the rate of $.18 per share

On August 29th, 2008 the Company issued a total of 1,000,000 shares valued at $150,000 to its four board members as consideration for 2008 Board Service.

On September 2nd, 2008 the Company issued 200,000 shares for financial advisory services. The shares were valued at $29,000.

On September 3rd, 2008 the Company issued 139,708 shares to Sommer & Schneider its legal counsel in consideration of services valued at $20,965. The shares were issued under the 2008 Employee/Professional/Consultant Stock Compensation Plan.

On September 3rd, 2008 the Company issued 60,714 shares to consideration of accounting services valued at $6,679.

On September 9th, 2008, the Company issued 657,465 shares of its common stock to BridgePointe Capital upon the conversion of $118,344 in interest. The interest was converted into common stock at the rate of $.18 per share.

On September 10th, 2008, the Company issued 323,687 shares of its common stock to Alpha Capital upon the conversion of $38,862 in interest. The interest was converted into common stock at the rate of $.18 per share.

    On August 19th, 2008 the Company under the terms of an employment agreement executed on April 15, 2008 issued to Michael Kevin Henderson 1,000,000 5 year options to purchase its Common Stock at an exercise price of $.18 per share. Under the terms of the agreement 500,000 shares vested immediately with 250,000 options vesting on October 15, 2008 and the remaining 250,000 shares vesting on April 15, 2009.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficit (Continued)

Common Stock (Continued)

On September 12th, 2008 the Company issued 144,123 shares of its common stock to Naples Trust in consideration of an extension of note and payment of $14,421 in interest. The interest was paid at the rate of $.18 per share.

On September 16th, 2008 the Company issued to Joe Panico and Jane Petri warrants to purchase 555,555 shares each or a total of 1,111,110 total shares of common stock exercisable at $0.18 per share, as consideration for notes payable of $100,000.

On September 16, 2008 the Company issued to Biometrics Investors, Ltd. warrants to purchase 1,111,111 shares of its common stock at $0.18 per share as consideration for notes payable of $135,000.

On September 16th, 2008 the Company granted warrants to Bruce Loewy to buy 555,555 shares of common stock exercisable at $.18 per share in consideration of his providing a loan of $50,000.

On September 17th, 2008 the Company issued 550,730 shares of its common stock to Joe Panico and Jane Petri in consideration of payment of interest of $99,131 and extension of notes due from the Company. In addition, the Company granted 300, 000 warrants to purchase common stock exercisable at $.18 per share.

On September 22nd, 2008 the Company granted Ron Lachman 100,000 shares of its common stock in consideration of consulting services. The shares were granted under the 2008 Employee/Professional/Consultant Stock Compensation Plan.

On September 22nd, 2008 the Company issued 810,000 shares of its common stock to its officers and employees under the 2008 Employee/Professional/Consultant Stock Compensation Plan. The shares were issued to the following:

Mark Basile- 250,000 shares
Lorraine Yarde- 250,000 shares
Richard Iler- 250,000 shares
Marcia Strain- 30,000 shares
Carol Seaman- 30,000 shares

2008 Employee/Professional/Consultant Stock Compensation Plan

On March 13, 2008, the Board of Directors adopted the Company’s 2008 Professional/Consultant Stock Compensation Plan (“2008”). The original purpose of the 2008 Plan was to provide compensation in the form of the Company’s common stock to eligible consultants who render services to the Company. On September 25, 2008 the Company amended the 2008 Plan to include the Company’s employees.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficit (Continued)

2008 Employee/Professional/Consultant Stock Compensation Plan (Continued)

The total number of shares of the Company’s common stock that may be issued under the 2008 Plan is 7,500,000. For each 12 month period during which the 2008 Plan is effective the number of shares issued under the 2008 Plan is limited to 2,500,000. As of September 30, 2008 there were 2,187,381 Shares of the Company’s common stock issued under the 2008 Plan.

The Company has issued no options or warrants pursuant to this plan as filed under Form S-8.

2008 Stock Option Plan

On August 20th, 2008, the Board adopted an employee stock option plan that authorized the issuance of up to 10,000,000 shares underlying options in order to retain and attract key employees in order for the company to advance its business.

Stock option share activity and weighted average exercise price under this plan for the nine months ended September 30, 2008 are as follows:

	2008		2007
2008 Stock Option Plan	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	-	-	-	-
Options Granted	5,900,000-	$0.13	-	-
Options Exercised	-	-	-	-
Balance - September 30, 2008	5,900,000	$0.13	-	-

The following table summarized information about stock options at September 30. 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price

$0.13	5,900,000	9.89	$0.13	5,400,000	$0.13

There are 500,000 options that are not vested, 250,000 options vest October 15, 2008 and 250,000 options vest April 15, 2009.

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

Stock option share activity and weighted average exercise price under these plans for the nine months ended September 30, 2008 are as follows:

	2008		2007
2005 Equity Incentive Plan	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1,	187,500	$2.00	287,500	$1.65
Options Granted	-	-	-	-
Options Exercised	-	-	100,000	$1.00
Balance - June 30, 2007	187,500	$2.00	187,500	$2.00

	2008			2007
Other Options	Number of Options		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance - January 1	1,600,000	$$	2.66	2,150,000	$2.66
Options Granted	-		-	-	.-
Options Exercised	-		-	(550,000)	.75.
Balance - September 30	1,600,000		$2.66	1,600,000	$2.00

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficit (Continued)

2005 Equity Incentive Plan (Continued)

The following table summarized information about stock options at September 30. 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price

$1.00 - $1.99	600,000	2.86	$1.28	600,000	$1.28
$2.00	437,500	1.75	$2.00	437,500	$2.00
$3.00	250,000	1.75	$3.00	250,000	$3.00
$4.00	250,000	1.75	$4.00	250,000	$4.00
$5.00	250,000	1.75	$5.00	250,000	$5.00

$1.00 - $5.00	1787,500	2.12	$2.59	1,787,500	$2.59

Warrants

	2008			2007
	Number of Warrants	Weighted Average Exercise Price		Number of Warrants	Weighted Average Exercise Price
Balance - January 1	4,790,995	$$	1.17	3,626,495		$1.17
Warrants Granted	7,482,502		$0.71	3,670,000		0.70
Warrants Exercised	(946,750)		$1.26	(1,550,000)		0.10
Balance - September 30	11.326.747	$$	0.72	5,746,495	$$	1.16

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficit (Continued)

Warrants (Continued)

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contracted Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .01-.99	4,787,694	4.83	$.18	4,787,694	$ .18

$1.00-1.99	6,324,808	3.73	$1.02	6,324,808	$ 1.02

$2.00-2.99	135,198	3.01	$2.23	135,198	$ 2.23

$3.00-3.99	52,698	1.76	$3.40	52,698	$ 3.40

$4.00	26,349	1.76	$4.00	26,349	$ 4.00

	11,326,747	4.56	$0.90	11,326.747	$ 0.90

Note 7 - Commitments and Contingencies

Lease Obligations

The Company operates its business in leased facilities. The Company currently leases approximately 3719 square feet for its corporate office facilities located at 500 North Broadway, Jericho, New York for $8,523 with increases annually on January 31. The lease expires January 31, 2010.

Approximate future minimum commitments under these leases are as follows:

October 1, 2008 - December 31, 2008	27,402
January 1, 2009 - December 31, 2009	113,073
January 1, 2010 - January 31, 2010	9,449
$149,924

Rent expense under the office leases was approximately $96,300 and $96,000 for the nine months ended September 30, 2008 and 2007, respectively.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies (Continued)

Legal Proceedings

On November 16, 2006, the Company was the subject of a complaint filed by Intellicon seeking a final payment of $20,000 plus accrued interest for engineering design services performed for the Company.  The Company answered and counter-claimed on January 5, 2007 asserting damages of $25,000 incurred then and continuing to incur to remedy design defects performed by Intellicon. As of the date of this report, the Company has settled this dispute by entering into a settlement agreement and agreeing to pay $12,500 by January 20, 2009..

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

On March 10, 2008, the Company became the subject of a complaint entitled Arrow Electronics, Inc. v. bioMETRX Technologies, Inc. et al. The complaint was filed in the Supreme Court of the State of New York County of Nassau (Index No. 08-4900). The complaint alleges breach of contract and the plaintiff is seeking damages of $194,139.15. The Company entered into a settlement agreement on June 26th, 2008 paying Arrow $35,000 at that time and to pay $13,250.83 per month for twelve months at twelve (12) per cent interest to fully retire the balance of the debt. The Company has (8) eight months remaining to fulfill its obligation under this agreement.

The Company has discharged all obligations in which it was a defendant in a lawsuit titled Worldwide Electronic Solutions, L.L.C. v. Biometrx, Inc. et al. The action was filed in the Superior Court of the State of Arizona for the Country of Maricopa. The complaint alleged breach of contract and sought damages of approximately $190,000, the Company did not answer the complaint in that it believed that the Court had no jurisdiction. The Plaintiff obtained a default judgment and filed an Application for Entry of Default. On May 14th, 2008, the Company entered into a settlement agreement whereby they made a cash payment of $25,000 and escrowed 578,000 shares of its Common Stock as security for the Company making further payments under the settlement agreement. As of this report, the Company has amended the settlement agreement to forfeit the 578,000 shares and has paid $12,500 releasing it from any and all previous claims. The Company has further agreed to issue 425,000 shares under its 2008 Employee/ Consultant Plan in consideration of additional engineering services to resume the relationship.

Note 8- Purchase of Assets

    On July 8, 2008, bioMetrx, Inc. (the "Company"), its wholly owned subsidiary bioMetrx Florida, Inc. ("Subsidiary") and Biometrics Investors, Inc. ("BIL") entered into an Asset Purchase Agreement whereby the Company through its Subsidiary acquired certain assets of Sequiam Corporation from BIL. BIL was Sequiam's senior secured lender and BIL acquired these assets as a result of a default by Sequiam in its obligations to BIL and BIL's subsequent foreclosure of the assets securing said obligations. The Company acquired from BIL substantially all of the operating assets of certain Subsidiaries of Sequiam.

    As consideration for these assets, the Company issued to BIL, 300 shares of the Company's Series A convertible preferred stock ("Preferred Stock") of which 44 are immediately vested and the balance vests upon the happening of certain events more specifically described in the Certificate of Designation. Each share of preferred stock converts into shares of the Company's common stock at the rate of 30,900 shares for each share of preferred stock, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions occurring after the original issue date of the preferred stock. As further consideration BIL's issuing a convertible note of $250,000, the Company issued to BIL 1,388,889 shares of the common stock and 1,388,889 common stock purchase warrants exercisable for a term of five (5) years at an exercise price of $1 per share.
Note 9- Subsequent Events

On October 8th, 2008 the Company granted Biometrics Solutions, Ltd, 240,000 shares, the engineering services for which the shares were valued at $24,000. The shares were granted under the 2008 Employee/Professional/Consultant Stock Compensation Plan.

BIOMETRX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Subsequent Events (Continued)

On October 9th, 2008,the Company granted Rodger Michell 74,618 shares in exchange for accounting services valued at $8,208.

On October 14th, 2008 the Company granted its Vice President of Business Development 100,000 shares per the terms of his employment contract..

On October 14th, 2008 the Company granted 3,060,000 shares to Naples Trust in exchange of a promissory note with a principal of $90,000 .

On October 14th, 2008 the Company granted 425,000 shares of its common stock pursuant to the terms of a ratified settlement agreement and a new consulting agreement between the Company and Worldwide Electronics and its principals. The shares were to be disbursed as follows :

125,000 -upon signing agreements;
125,000 -14 calendar days from date of signing;
125,000 -28 calendar days from date of signing; and
50,000 -42 calendar days from date of signing;

On October 17th, 2008 the Company nominated Frank Santamorena to its Board of Directors effective October 21st, 2008. Per the terms of its Board Compensation policy, the Company granted Mr. Santamorena, 250,000 shares of its common stock as consideration for his serving.

On October 21st, 2008, the Company granted 1,650,000 shares of its common stock and 1,650,000 four year warrants exercisable at $.10 in consideration of Naples Trust extending a note earning 12% in the amount of $50,000.

On October 30st, 2008, the Company granted 1,650,000 shares of its common stock and 1,650,000 four year warrants exercisable at $.10 in consideration of Naples Trust extending a note earning 12% in the amount of $50,000.

On November 4th, 2008, the Company granted 900,000 shares of its common stock and 900,000 four year warrants exercisable at $.10 in consideration of Naples Trust extending a note earning 12% in the amount of $30,000.

On November 5th, 2008, the Company granted 126,667 shares of its common stock issued under its 2008 Employee/Consultant/ Professional Plan to a designee of Sichenzia Ross Friedman law firm in consideration of its amendment of the 2008 Plan .and other legal services to the Company. The services were valued at 10,312.71.

On November 10th, 2008, the Company granted 170,250 shares of its common stock issued under its 2008 Employee/Consultant/ Professional Plan to Rodger Michell in consideration of his performance of accounting duties valued at $10,215 during the months of October and November.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

BioMETRX, Inc. (the “Company”), designs, develops, acquires, engineers and markets biometric-based (finger recognition) products for the consumer home security, and consumer electronics industries. under its proprietary protected brand called “smartTOUCH™”. The Company is building a valuable leading product brand that consumers identify as having finger recognition technology and are easy to use, secure, smart and dependable, protecting families and simplifying their lives.

The Company develops products for itself, as well as for leading OEM’s in various vertical consumer residential and security markets. We provide OEM’s our proprietary biometric embedded designs and solutions, as well as support sales and marketing support initiatives in assisting consumer awareness and accelerating market penetration for their products. We are the first Company to bring a mainstream consumer biometric product to retail shelves, and we are the only Company that has direct experience with consumers and biometric products in their homes.

The Company’s marketing initiatives include an aggressive co-branding campaign with its OEM partners that have established brand names in their respective markets. In addition during the quarter ended September 30, 2008 the Company entered into a consulting agreement with Debbe Dunning, former co-star on the popular television series “Home Improvement”whereby she agreed to promote the “smartTOUCH™” product brand to consumers in the home improvement market. Pursuant to the agreement Ms. Dunning will be hosting the Company’s online customer service product video tutorials, appearing in both TV and print ads, as well as making personal appearances at industry trade shows.

The Company also has signed a three year agreement with the national handyman service, Mr.Handyman, to provide its customers professional installation and programming services for smartTOUCH(R) finger activated products that include garage door openers, door locks, thermostats, mailboxes and other products under development.

The Company is focused on developing simple-to-use, cost-efficient, finger-activated, lifestyle products under the trade name smartTOUCH. Through its co-development, co-marketing and co-branding agreements with MasterLOCK, the Company also markets as MasterLOCK smartTouch through diverse distribution channels. The Company has developed relationships with other leaders in various consumer vertical markets, such as Honeywell International, Overhead Door, Inc., and Fujitsu, Limited and is currently working with these companies to integrate finger recognition technology into their products as well as developing new products for them.

The Company’s current product line includes biometrically enabled garage door openers, USB portable flash drives, thermostats, gun vaults and gun safes. The Company is also working on residential door locks, central station alarm keypads, garage/gate openers,, mailboxes and kitchen cabinet locks with its partners. Our products utilize finger recognition technology designed to augment or replace conventional security methods such as keys, keypads, and PIN numbers.

The home security industry consists of garage door manufacturers, key and locks manufacturers, portable lock manufacturers, and central station alarm monitoring companies, representing a $25 billion global market. BioMETRX develops specific products in these markets which are currently being sold through retailers, dealers and direct to consumers in the United States.

The Company has recently commenced a nationwide pilot program with an initial 16 Costco stores on its miSAFE product which carries the co-brand of MasterLock smartTouch™. If sell-through targets are achieved, the Company expects purchase orders from Costco , though the Company cannot be assured that the purchase orders will be received as anticipated.

bioMETRX, to date, has introduced its products and services commercially and is considered an entry level market vendor of consumer-based biometric products. bioMETRX has limited assets, significant liabilities and limited business operations, though it has realized limited revenues from its initial products and is now realizing revenues from two other products. The Company continues to realize losses from operations and has no assurances that further revenues from these initial products will create positive cashflow to support operations.

On July 8, 2008, the Company through its newly created wholly-owned subsidiary bioMETRX, Florida, Inc. completed the acquisition of certain assets of Sequiam Corporation (“Sequiam Assets”) from Sequiam’s senior secured lender Biometrics, Investors, LLC (“BIL”). As consideration for these assets, the Company issued BIL 300 shares of its Series A Convertible Preferred Stock (“Preferred Stock”) of which 44 shares immediately vested and the balance vests upon the happening of certain events more specifically described in the Certificate of Designation which defines the rights and preferences of the Preferred Stock. As of September 30, 2008, none of these events have occurred and accordingly no additional shares have vested. Each share of Preferred Stock converts into shares of the Company’s Common Stock at the rate of 30,900 shares for each share of Preferred Stock. As a condition to the Company acquiring Sequiam’s assets, BIL converted a Convertible Note in the principal amount of $250,000 issued by the Company to BIL into 1,388,889 shares of the Company’s Common Stock and 1,388,889 Common Stock Purchase Warrants exercisable for a term of five (5) years at an exercise price of $1.00 per share. The Company recorded $315,347 as the value of the intellectual property, based upon the value of the 44 vested shares of preferred stock. Subject to other events being met, the Company may record further equity value and further intellectual property.

The Company has signed on new significant OEM business while expanding its current OEM relationships. The Company has secured additional stock and is building inventory for several of its products while continuing to ship product to fulfill orders. The Company is also developing new technology that will substantially decrease the cost of its products, widening the market for its products.

Management’s plan of operations for the next twelve months is to raise additional capital, integrate the Sequiam Assets into the Company’s business model and aggressively market these products through its dealer network. The Company has periodically acquired intellectual property consistent with its business model and will continue to seek other opportunities. biometrx has recently acquired the rights to a license that prevents any other company from designing or selling a battery powered embedded biometric unit using less than (1) one Watt of power without paying a royalty to the Company. The Company has nearly completed cost reduction development of its Garage door opener, and continues marketing the Company’s products and services. In addition the Company and MasterLOCK amended their Co-Branding Agreement to include nine (9) smartTOUCH products. The Company has a five year agreement to provide Master Lock Corporation with a suite of biometrically enabled consumer security products.

The acquisition of the Sequiam assets had a minimal effect on increasing the Company’s overhead and the Company believes that it’s overhead shall continue to maintain its low levels for the foreseeable future. The Company expects it will require $3,000,000- 5,000,000 over the next 12 months to accomplish these goals, though it is anticipated that this will incrementally be raised in stages, and expects to be financed by the private sales of its securities and lines of credit with commercial banks for continuous manufacturing output of its products. At present there are no terms or commitments for additional financing..

As the demand for the Company’s products increases, it will require additional financing until it is internally generating positive cash flow. As of this filing, additional financing through the sale of its securities or other financing will still be required in order to meet cash needs to bring the Company to profitability. There remain no assurances that the Company’s products and services may be commercially sold in sufficient volumes to attain such profitability and such sales are directly affected to the extent that the company is capable of establishing sufficient manufacturing credit lines to build such products. The Company has reduced its negative equity position since the last reporting period ending June 30, 2008 through the conversion of debt to equity and the acquisition of the assets of its competitor for equity. For the foreseeable year, the Company will be solely reliant on the attraction of additional equity in order for it to reflect shareholder equity unless revenues should exceed expectations for the current market ready products or other products planned for release during the next fiscal year 2009.

Our corporate address is 500 North Broadway, Suite 204, Jericho, New York 11753, our telephone number is (516) 937-2828 and our facsimile number is (516) 937-2880..

Current Market Outlook - Target Markets/Applications

Management believes that there continues to be a unique opportunity in the consumer electronics market for the incorporation of biometrics technology in multiple devices, requiring personal identification or key access. The Company is encouraged by the interest it has received from leading OEMs in the consumer sector providing a credible basis for the continued adoption of its technology. Prospective home/office security and electronics devices includes the introduction of “biometric” access controls on anything that presently requires a key, keypad or Personal Identification Number (“PIN”). bioMETRX is the first company to offer biometric security and electronics products for the home consumer market at any significant level.

Our focus continues to center on developing simple to use, cost efficient, finger activated consumer electronics products principally under the trade name “smartTOUCH™”. Our current and prospective consumer products include biometrically enabled and secure residential garage/gate door openers/locks, central station alarm pads, padlocks, door locks and thermostats.

Although market data on the use of automatic garage door openers is limited, management estimates that there are 60 million homes in the United States equipped with automatic garage doors. For many families, the automatic garage door opener has made the garage door the most frequently used door for entering and exiting the home. Consequently, there is a large potential market for the smartTOUCH™ Garage Door Opener which meets the consumer need for security and convenience combined. We were awarded a patent for this device by the United States Patents and Trademark Office in January, 2007.

The Company remains undercapitalized which has caused substantial delays in manufacturing this product in the quantities needed to fulfill orders as well as limiting the ability to continue redesigns to improve the gross margins on the product..

Results of Operations

The Company after closing on the Asset Purchase Agreement with Biometrics Investors, Ltd. improved its ability to generate revenues from operations, obtained some promising intangible intellectual property as well as some tangible assets that has improved its balance sheet. The Company also, with this purchase, added to its growing list of patents. Several OEM relationships which will integrate the Company’s intellectual property appear to be moving toward closure. Terms as proposed under one memorandum of understanding estimate total sales volume of between 50,000 and 150,000 units during the first 24 months that the Fingerprint Transmitters are offered for sale which could result in meaningful revenues; thus, improving our cash flow. Details are still being developed and there remain no assurances that, this or other relationships will develop as are currently contemplated.

For the three months ended September 30, 2008 and 2007

For quarter ended September 30, 2008, bioMetrx’s revenues was $431,840 as compared to $-0- for the quarter ended September 30, 2007. During quarter ended September 30, 2008, bioMETRX had net losses totaling $1,296,106, a significant decrease from losses totaling $2,184,193 for the similar period ended September 30,2007. The compensatory element of stock and warrant issuances were the greatest contributor of the net loss. The Company continues to limit its cash used in operations, though it is still reliant upon invested capital and the issuance of its stock to fund its operations.

For the quarter ending September 30 ,2008, bioMETRX’ general and administrative expenses totaled $ 1,200, 965 or 92.1% of total expenses, while for the three months ended September 30, 2007 general and administrative expenses totaled $645,743 or 98.8% of total expenses. Three additional employees needed for business development and operations since last year contributed to this increase. For the quarter ended September 30, 2008, bioMetrx’ stock-based compensation increased to $419,700 which was 32.4% of total expenses, as compared to $105,436 or 16.1% of total expenses during the three months ended September 30, 2007. Enhanced research and development efforts contributed to an increase in costs to $102,653 or 7.9% of total expenses in the quarter ending September 30, 2008, while research and development costs expended during the quarter ended September 30, 2007 totaled only $7,974 or 1.2% of total expenses. . Vendors of key components are collaborating with the Company to improve the design and efficiency of the Company’s products. Vendors such as Oki Semiconductor, US and Authentec have recognized the Company’s leading position as a developer of consumer products integrating an embedded biometric feature that allows convenience and security.

For the nine months ended September 30, 2008 and 2007

For the nine month period ended September 30, 2008, the Company has generated improved revenues of $533,947 compared to $11,425 for the nine month period ended September 30, 2007. Net operating losses declined to $5,183,611 for the nine month period ended September 30, 2008 from $7,921,861 for the similar period ended September 30, 2007. General and Administrative Expenses for the nine months ended September 30, 2008 were $3,607,954 or 96.4% of total operating expenses as compared to $3,159,825 or 93.2% of total operating expenses for the similar period ended September 30, 2007. Research and Development expenses for the nine months ending September 30, 2008 and 2007 were $133,800 and $231,974 respectively or 3.6% and 6.8% respectively of total operating expenses. Salaries for the nine months ended September 30, 2008 were $846,892 or 22.7% of total operating expenses compared to $715,905 or 21.1% of total operating expenses incurred for the period ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008 bioMETRX had total assets of $1,819,647 and total current assets of $527,361; and total and current liabilities of $4,294,295. We have negative working capital at September 30, 2008 of $3,766,934. As a result of the Sequiam asset purchase, the Company recorded $315,347 to shareholder equity as the value of the intellectual property, based upon the value of the 44 vested preferred shares. If certain conditions are achieved related to the Asset Purchase Agreement, the Company will record further equity. The Company has received a preliminary appraisal of the intangible assets from an independent certified appraiser that estimates the potential value of the intellectual property to be approximately $3,000,000. Generally accepted accounting principles limit the Company’s ability to recognize the asset value to the fair value of the consideration given or received at the time of the purchase. Several relationships with OEMs hold promise of significant purchase orders, though their relationships remain at a memorandum of understanding stage. The Company is generating revenues from its bioBOX product. . The revenues from this product alone, though encouraging, are not sufficient to offset operating deficits. Because of this deficit, the Company’s ability to continue to operate as a going concern remains in question. Unless additional capital is contributed or until such time as the Company generates significant revenues through the introduction of new products and becomes cash flow positive our future ability to operate remains in question.

On March 18, 2008 the Company amended its Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 100,000,000 shares.

On March 13th, 2008, the Board of Directors adopted the Company’s 2008 Professional/Consultant Stock Compensation Plan (“2008 Plan”). The original purpose of the 2008 Plan was to provide compensation in the form of the Company’s common stock to eligible consultants who render services to the Company. On September 25, 2008, the Company amended the 2008 Plan to include the Company’s employees.

On March 28, 2008 the Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, registering the shares of Common Stock issuable pursuant to the 2008 Plan. The S-8 provides for the registration of 7,500,000 shares while limiting the number of shares which may be issued in any year to no more than 2,500,000 shares. As of September 30, 2008, there were 2,187,381 shares of the Company’s common stock issued under the 2008 Plan.

On August 20th, 2008, the Board adopted an employee stock option plan that authorized the issuance of up to 10,000,000 shares underlying the options in order to retain and attract key employees in order for the company to advance its business.

During the quarter ended September 30, 2008 , the Company issued 1,944,444 shares pursuant to the conversion of the note of $250,000 to Biometrics Investors, Ltd and the private issuance of securities on May 23rd, 2008 for $100,000.

During the quarter ended September 30, 2008 the Company issued 1,525,422 shares under the 2008 Employee/ Professional/Consultant Stock Compensation Plan. The shares were issued to employees as incentives and consultants who performed accounting and financial advisory services to the Company.

On August 18th, 2008, Biometrics Investors, Ltd under the terms of its asset purchase agreement advanced $35,000 for the appraisal of the assets of Sequiam. This note is to be repaid upon the Company’s raising further capital.

On September 12th, 2008, two executives and an affiliated trust of the Company entered into notes to advance the Company $27,000.
Naples Trust - $15,000
Lorraine Yarde- $9,000
Richard Iler- $3,000

On September 16th, 2008, Biometrics Investors, Ltd entered into a note payable of $100,000 at 8% interest to mature at the earlier of December 16th, 2008 or upon the Company’s raising additional financing of at least $1,500, 000. Note proceeds to the Company were applied to the repayment of $100,000 of principal to BridgePointe Master Fund, As a result of this payment, the Company executed into extension of the debenture agreements with BridgePointe Master Fund, ltd, to mature December 28th, 2008. Additionally Alpha Capital and Whalehaven Capital as part of this arrangement agreed to extend their debentures until June 29th, 2009. The note is secured by the assets of the Company’s Florida subsidiary.

On September 17th, 2008, Joe Panico and Jane Petri extended a bridge note of $100,000 at 12% interest to mature at the earlier of December 16th, 2008 or upon the Company’s receiving additional financing of at least $1,500,000. The note is secured by the assets of the Company’s Florida subsidiary.

On September 26th, 2008. Bruce Loewy extended a promissory note of $50,000 due on the earlier of December 26, 2008 or upon the Company’s raising a minimum of $1,500,000. The note is secured by the assets of the Company’s Florida Subsidiary and carries an interest rate of 8%.

.bioMETRX is dependent on raising additional funding necessary to implement its business plan. bioMETRX’ auditors have issued a “going concern” opinion on the financial statement for the year ended December 31, 2007, indicating a severe working capital deficiency, although the Company significantly increased the intellectual property of the Company,. These factors raise substantial doubt in bioMETRX’ ability to continue as a going concern. If bioMETRX is unable to raise further funds or if revenues are insufficient to complete the development of its products and fund its operations, it is unlikely that bioMETRX will remain as a viable going concern.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows

On April 21, 2008, the FASB posted a revised FASB Statement No. 133 Implementation guidance for Issues I1, Interaction of the Disclosure Requirements of Statement 133 and Statement 47, and K4, Miscellaneous: Income Statement Classification of Hedge Ineffectiveness and the Component of a Derivative's Gain or Loss Excluded from the Assessment of Hedge Effectiveness. The revisions relate to the issuance of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We believe adoption of this standard will not have a material impact on the financial condition or the results of our operations.

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under Statement 162 is as follows:

FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

Statement 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Since Statement 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles" in the Independent Auditor's Report, for state and local governmental entities and federal governmental entities. We believe the adoption of this standard will not have a material impact on the financial condition or the results of our operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

COMMITMENTS

We do not have any commitments that are required to be disclosed in tabular form as of September 30, 2007 and as of September 30, 2008.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

Item 3: Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2008 are effective.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

☐	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

☐
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

☐
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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.)

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

On November 16, 2006, the Company was the subject of a complaint filed by Intellicon seeking a final payment of $20,000 plus accrued interest for engineering design services performed for the Company.  The Company answered and counter-claimed on January 5, 2007 asserting damages of $25,000 incurred then and continuing to incur to remedy design defects performed by Intellicon. As of the date of this report, the Company has settled this dispute by entering into a settlement agreement and agreeing to pay $12,500 by January 20, 2009..

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

On March 10, 2008, the Company became the subject of a complaint entitled Arrow Electronics, Inc. v. bioMETRX Technologies, Inc. et al. The complaint was filed in the Supreme Court of the State of New York County of Nassau (Index No. 08-4900). The compliant alleges breach of contract and the plaintiff is seeking damages of $194,139.15. The Company entered into a settlement agreement on June 26th, 2008 with Arrow paying $35,000 at that time and to pay $13,250.83 per month for twelve months at twelve per cent (12%) interest.. The Company has (8) eight months remaining in which to fulfill its obligation under this settlement agreement.

As of October 20th, 2008, the Company has discharged all obligations in which it was a defendant in a lawsuit titled Worldwide Electronic Solutions, L.L.C. v. Biometrx, Inc. et al. The action was filed in the Superior Court of the State of Arizona for the County of Maricopa. The complaint alleged breach of contract and sought damages of approximately $190,000, the Company did not answer the complaint in that it believes that the Court had no jurisdiction. The Company entered into a settlement agreement on May 14th, whereby they made a cash payment of $25,000 and has escrowed 578,000 shares of its Common Stock as security for the Company making further payments under the settlement agreement. As of this report, the Company has amended the settlement agreement to forfeit the 578,000 shares and has paid $12,500.to release any and all previous claims. The Company has further agreed to issue 425,000 shares under its 2008 Employee/ Consultant Plan in consideration of additional engineering services to be performed.

Item 2: Changes in Securities and Use of Proceeds

(a) None

(b) None

(c) On July 8th, 2008, the Company issued 250,000 to Lexmark Holdings for financial consulting services. The shares were issued under the 2008 Employee/ Professional/ Consultant Plan.
On July 8th, 2008, the Company issued 116,219 shares of its common stock to Alpha Capital upon the conversion of $18,000 in principal and $2,919 of interest. The convertible note was converted into common stock at the rate of $.18 per share

On July 11th, the Company issued to an investor, 555,555 shares and warrants to purchase 277,778 shares pursuant to the Securities Purchase Agreement entered into on May 23rd, 2008.

On July 15th, 2008, the Company granted 833,334 warrants to purchase common stock exercisable at $.18 to Jane Petri and Joe Panico in consideration of financial advisory services.

On July 15th, 2008 Biometrics Investors, Ltd. converted a promissory note of $250,000 in consideration for 1,388, 889 shares of common stock and warrants to purchase an additional 1,388,889 shares of its common stock exercisable at $.18 per share.

On July 15th, 2008 the Company issued 300 shares of its Series A Preferred Stock pursuant to the Asset Purchase Agreement between the Company and Biometrics Investors, Ltd. in consideration of the purchase of the assets of Sequiam Biometrics. Each share of preferred stock is convertible into 30,900 shares of the Company’s common stock. Of the 300 shares, 44 vest immediately and 256 vest conditioned on events described in the Certificate of Designation. As of September 30, 2008 only 44 shares were vested.

On July 15th, 2008 the Company issued 12,500 shares of its common stock to Rodger Michell in consideration of accounting services performed for the Company. The shares were issued under the 2008 Plan.

On July 28th, 2008 the Company issued 112,500 shares of its common stock to Harborview Group for financial advisory services performed. The shares were issued under the 2008 Plan.

On August 13th, 2008, the Company issued 327,025 shares of its common stock to Whalehaven Capital upon the conversion of $54,000 in principal and $4,864 of interest. The convertible note was converted into common stock at the rate of $.18 per share

On August 15th, 2008 the Company issued 40,000 shares of its common stock to Wendy Borow- Johnson in consideration of marketing services performed for the Company. The shares were issued under the 2008 Plan.

On August 19th, 2008 the Company issued to Cliff Zsevc under the terms of an employment agreement 100,000 shares of its common stock and 1,000,000 options to purchase shares of its common stock at $.13.

On August 19th, 2008 the Company issued to Michael Kevin Henderson 1,000,000 options 5 year to purchase stock options under the 2008 stock options plan. The options are exercisable at $.13 per share. Under the terms of an employment agreement dated April 15, 2008, 500,000 options vested immediately, 250,000 vested on October 15, 2008 and the balance will be vested on April 15, 2009.

On August 20th, 2008 the Company issued 3,900,000 options to purchase the Company stock at an exercise price of $.13 per share. The options were granted as follows:
Mark Basile- 1,000,000
Lorraine Yarde- 1,000,000
Richard Iler- 1,000,000
Peter O’Neill- 500,000
Carol Seaman- 200,000
Marcia Strain- 200,000

On August 28th, 2008, the Company issued 106,271 shares of its common stock to Whalehaven Capital upon the conversion of $19,128 in interest. The interest was converted into common stock at the rate of $.18 per share

On August 29th, 2008 the Company issued a total of 1,000,000 shares valued at $150,000 to its four board members in consideration of 2008 Board Service.

On September 2nd, 2008 the Company issued 200,000 shares to IRG for financial advisory services. The shares were valued at $29,000.

On September 3rd, 2008 the Company issued 139,708 shares to Sommer & Schneider its legal counsel in consideration of services valued at $20,965. The shares were issued under 2008 Plan.

On September 3rd, 2008 the Company issued 60,714 shares to Rodger Michell in consideration of accounting services valued at $6,679.

On September 9th, 2008, the Company issued 657,465 shares of its common stock to BridgePointe Capital upon the conversion of $118,344 in interest. The interest was converted into common stock at the rate of $.18 per share.

On September 10th, 2008, the Company issued 323,687 shares of its common stock to Alpha Capital upon the conversion of $38,862 in interest. The interest was converted into common stock at the rate of $.18 per share

On September 12th, 2008 the Company issued 144,123 shares of its common stock to Naples Trust in consideration of an extension of note and payment of $14,421 in interest. The interest was paid at the rate of $.18 per share.

On September 16th, 2008 the Company issued to Joe Panico and Jane Petri warrants to purchase 555,555 shares each or a total of 1,111,110 total shares of common stock exerciseable at $0.18 per share, as incentive for notes payable of $100,000.

On September 16, 2008 the Company issued to Biometrics Investors, Ltd. warrants to purchase 1,111,111 shares of its common stock at $0.18 per share as incentive for notes payable of $100,000.

On September 16th, 2008 the Company granted warrants to Bruce Loewy to buy 555,555 shares of common stock exercisable at $.18 per share in consideration of his providing a loan of $50,000.

On September 17th, 2008 the Company issued 550,730 shares of its common stock to Joe Panico and Jane Petri in consideration of payment of interest of $99,131 and extension of notes due from the Company. In addition, the Company granted 300, 000 warrants to purchase common stock exercisable at $.18 per share.

On September 22nd, 2008 the Company granted Ron Lachman 100,000 shares of its common stock in consideration of consulting services. The shares were granted under the 2008 Plan..

On September 22nd , 2008 the Company issued 810,000 shares of its common stock to its officers and employees under the 2008 Plan. The shares were issued by the following:

Mark Basile- 250,000 shares
Lorraine Yarde- 250,000 shares
Richard Iler- 250,000 shares
Marcia Strain- 30,000 shares
Carol Seaman- 30,000 shares

d) Not Applicable

Item 3.:	Defaults upon Senior Securities

None

Item 4.:	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

On October 8th, 2008 the Company granted Biometrics Solutions, Ltd, 240,000 shares, the engineering services for which the shares were valued at $24,000. The shares were granted under the 2008 Plan

On October 9th, 2008,the Company granted Rodger Michell 74,618 shares in exchange for accounting services valued at $8,208.

On October 14th, 2008 the Company granted its Vice President of Business Development 100,000 shares per the terms of his employment contract..

On October 14th, 2008 the Company granted 3,060,000 shares to Naples Trust in exchange of a promissory note with a principal of $90,000 .

On October 14th, 2008 the Company granted 425,000 shares of its common stock pursuant to the terms of a ratified settlement agreement and a new consulting agreement between the Company and Worldwide Electronics and its principals. The shares were to be disbursed as follows :

125,000 -upon signing agreements;
125,000 -14 calendar days from date of signing;
125,000 -28 calendar days from date of signing; and
50,000 -42 calendar days from date of signing;

On October 17th, 2008 the Company nominated Frank Santamorena to its Board of Directors effective October 21st, 2008. Per the terms of its Board Compensation policy, the Company granted Mr. Santamorena, 250,000 shares of its common stock as consideration for his serving.

On October 21st, 2008, the Company granted 1,650,000 shares of its common stock and 1,650,000 four year warrants exercisable at $.10 in consideration of Naples Trust extending a note earning 12% in the amount of $50,000.

On October 30st, 2008, the Company granted 1,650,000 shares of its common stock and 1,650,000 four year warrants exercisable at $.10 in consideration of Naples Trust extending a note earning 12% in the amount of $50,000.

On November 4th, 2008, the Company granted 900,000 shares of its common stock and 900,000 four year warrants exercisable at $.10 in consideration of Naples Trust extending a note earning 12% in the amount of $30,000.

On November 5th, 2008, the Company granted 126,667 shares of its common stock issued under its 2008 Employee/Consultant/ Professional Plan to designees of Sichenzia Ross Friedman law firm in consideration of its amendment of the 2008 Plan .and other 34 Act services to the Company. The services were valued at 10,312.71.

On November 10th, 2008, the Company granted 170,250 shares of its common stock issued under its 2008 Employee/Consultant/ Professional Plan to Rodger Michell in consideration of his performance of accounting duties valued at $10,215 during the months of October and November.

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

Dated: November __ , 2008		BIOMETRX, INC.

	By:	/s/ Mark Basile
Mark Basile
Chief Executive Officer

	By:	/s/ J. Richard Iler
J. Richard Iler
Chief Financial Officer